Form 10-Q/A
period 1995-06-30
IDS JONES GROWTH PARTNERS 89-B LTD
filed 1995-09-20
CIK 849978

                                FORM 10-Q/A NO.1

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1995.
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                 to              .
                               ---------------    -------------

                        Commission file number:  0-17734


                      IDS/JONES GROWTH PARTNERS 89-B, LTD.
--------------------------------------------------------------------------------
              Exact name of registrant as specified in its charter

Colorado                                                             #84-1060546
--------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#


    9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
    ------------------------------------------------------------------------
                     Address of principal executive office

                                (303) 792-3111
                         -----------------------------
                         Registrant's telephone number


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                                  No
     ---                                                                    ---

                      IDS/JONES GROWTH PARTNERS 89-B, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                                                June 30,          December 31,
                                                                                                  1995                1994
                                                                                              ------------        ------------
                         ASSETS                                                              $      -             $    -
                         ------                                                               ============         ===========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
-------------------------------------------

LIABILITIES:
  Loss in excess of investment in (investment in)
    cable television joint venture                                                           $     324,753        $  (888,039)
  Accounts payable - affiliate                                                                     102,393             102,393
                                                                                             -------------        ------------

          Total liabilities                                                                        427,146            (785,646)
                                                                                             -------------        ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                                                                500                 500
    Accumulated deficit                                                                           (143,504)           (131,376)
                                                                                             -------------        ------------

                                                                                                  (143,004)           (130,876)
                                                                                             -------------        ------------

  Limited Partners-
    Contributed capital (63,383 units outstanding at
      June 30, 1995 and December 31, 1994)                                                      12,623,901          12,623,901
    Accumulated deficit                                                                        (12,908,043)        (11,707,379)
                                                                                             -------------        ------------

                                                                                                  (284,142)            916,522
                                                                                             -------------        ------------

          Total liabilities and partners' capital (deficit)                                  $      -             $     -
                                                                                              ============         ===========


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                      IDS/JONES GROWTH PARTNERS 89-B, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                     For the Three Months Ended           For the Six Months Ended
                                                              June 30,                            June 30,
                                                     ---------------------------         ---------------------------
                                                       1995              1994               1995             1994
                                                     ---------        ----------         ----------       ----------
EQUITY IN NET LOSS OF
  CABLE TELEVISION
  JOINT VENTURE                                      $(551,454)       $(494,327)        $(1,212,792)     $(1,030,691)
                                                      --------         --------          ----------       ----------

NET LOSS                                             $(551,454)       $(494,327)        $(1,212,792)     $(1,030,691)
                                                      ========         ========          ==========       ==========

ALLOCATION OF NET LOSS:
  General Partners                                   $  (5,515)       $  (4,943)        $   (12,128)     $   (10,307)
                                                      ========         ========          ==========       ==========

  Limited Partners                                   $(545,939)       $(489,384)        $(1,200,664)     $(1,020,384)
                                                      ========         ========          ==========       ==========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                   $   (8.61)       $   (7.72)        $    (18.94)     $    (16.10)
                                                      ========         ========          ==========       ==========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                     63,383           63,383              63,383           63,383
                                                     =========        =========         ===========      ===========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                      IDS/JONES GROWTH PARTNERS 89-B, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                               For the Six Months Ended
                                                                                       June 30,
                                                                             -----------------------------
                                                                                 1995             1994
                                                                             ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $(1,212,792)      $(1,030,691)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Equity in net loss of cable television
        joint venture                                                          1,212,792         1,030,691
                                                                             -----------       -----------

         Net cash provided by operating activities                                -                 -
                                                                             -----------       -----------

Cash, beginning of period                                                         -                 -
                                                                             -----------       -----------

Cash, end of period                                                          $    -            $    -
                                                                              ==========        ==========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                              $    -            $    -
                                                                              ==========        ==========



            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                      IDS/JONES GROWTH PARTNERS 89-B, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of IDS/Jones Growth Partners 89-B, Ltd. (the "Partnership") at June 30, 1995 and December 31, 1994, its Statements of Operations for the three and six months ended June 30, 1995 and 1994, and its Statements of Cash Flows for the six month periods ended June 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

         The Partnership owns an interest in IDS/Jones Joint Venture Partners (the "Venture") through a capital contribution of $14,008,000 made in 1990. Upon final capitalization of the Venture, the Partnership owns an approximate 24 percent interest in the Venture. The Venture acquired the cable television systems serving areas in and around Aurora, Illinois on May 31, 1990.


         The Partnership's investment in the Venture is accounted for using the equity method. At June 30, 1995, the Partnership had recorded equity losses in excess of its investment in the Venture, resulting in a liability of $324,753. The Partnership will continue to record equity losses because the Venture is a general partnership. It is anticipated that the Venture will continue to generate cash from operations; however, the net losses will result from depreciation and amortization of the Venture's asset base. The Partnership anticipates recovering the losses in excess of its investment in the Venture upon the eventual sale of the Venture's Aurora System.


(2) Jones Cable Corporation (the "Managing General Partner") manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid during the three and six month periods ended June 30, 1995 (reflecting the Partnership's approximate 24 percent interest in the Venture) were $52,276 and $101,277, respectively, as compared to $46,591 and $92,565, respectively, for the similar 1994 periods.

         IDS Cable Corporation (the "Supervising General Partner") participates in certain management decisions of the Partnership and receives a fee for its services equal to one-half percent of the Partnership's portion of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Supervision fees paid during the three and six month periods ended June 30, 1995 (reflecting the Partnership's approximate 24 percent interest in the Venture) were $5,228 and $10,128, respectively, as compared to $4,659 and $9,256, respectively, for the similar 1994 periods.

         The Venture reimburses Jones Intercable, Inc. ("JIC"), an affiliate of the Managing General Partner, for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are based primarily on actual time spent by employees of JIC with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by JIC and certain of its affiliates. Systems owned by JIC and all other systems owned by partnerships for which JIC is general partner are also allocated a proportionate share of these expenses. The Managing General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to JIC by the Partnership for allocated overhead and administrative expenses during the three and six months ended June 30, 1995 (reflecting the Partnership's approximate 24 percent interest in the Venture) were $67,953 and $145,188, respectively, as compared to $69,190 and $140,610, respectively, for the similar 1994 periods. The Supervising General Partner may also be reimbursed for certain expenses incurred on behalf of the Venture. There were no reimbursements made to the Supervising General Partner during the three and six month periods ended June 30, 1995 and 1994.

(3)      Financial information regarding the Venture is presented below.


                            UNAUDITED BALANCE SHEETS

                                                                   June 30, 1995         December 31, 1994
                                                                   -------------         -----------------
         ASSETS
         ------

Cash and accounts receivable                                        $    582,742            $    460,712

Investment in cable television properties                             53,004,222              56,983,830

Other assets                                                             429,736                 307,504
                                                                    ------------            ------------

                 Total assets                                       $ 54,016,700            $ 57,752,046
                                                                     ===========             ===========

         LIABILITIES AND PARTNERS' CAPITAL
         ---------------------------------

Debt                                                                $ 44,915,477            $ 43,566,064

Accounts payable and accrued liabilities                               2,070,404               2,184,705

Partners' contributed capital                                         57,344,709              57,344,709

Accumulated deficit                                                  (50,313,890)            (45,343,432)
                                                                    ------------            ------------

                 Total liabilities and partners' capital            $ 54,016,700            $ 57,752,046
                                                                     ===========             ===========

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                        For the Three Months Ended        For the Six Months Ended
                                                                June 30,                          June 30,
                                                       ----------------------------      ---------------------------
                                                          1995             1994             1995            1994
                                                       -----------      -----------      -----------     -----------
Revenues                                               $ 4,284,920      $ 3,818,958      $ 8,301,415     $ 7,587,291

Operating expenses                                       2,535,660        2,091,835        4,881,044       4,255,650

Management fees and allocated overhead
  from General Partners                                    514,168          493,606        1,051,609         993,571

Depreciation and amortization                            2,585,899        2,557,518        5,405,909       5,259,389
                                                       -----------      -----------      -----------     -----------

Operating loss                                          (1,350,807)      (1,324,001)      (3,037,147)     (2,921,319)
                                                       -----------      -----------      -----------     -----------

Interest expense                                          (873,517)        (649,011)      (1,894,008)     (1,205,582)
Other, net                                                 (35,732)         (52,919)         (39,303)        (97,243)
                                                       -----------      -----------      -----------     -----------

Net loss                                               $(2,260,056)     $(2,025,931)     $(4,970,458)    $(4,224,144)
                                                        ==========       ==========       ==========      ==========


         Management fees paid to the Managing General Partner by the Venture totaled $214,246 and $415,071, respectively, for the three and six months ended June 30, 1995 as compared to $190,948 and $379,365, respectively, for the comparable 1994 periods. Supervision fees paid to the Supervising General Partners totaled $21,425 and $41,507, respectively, for the three and six months ended June 30, 1995 as compared to $19,094 and $37,936, respectively, for the comparable 1994 periods. Reimbursements for overhead and administrative expenses paid to JIC totaled $278,497 and $595,031, respectively, for the three and six months ended June 30, 1995 as compared to $283,564 and $576,270, respectively, for the comparable 1994 periods.

                      IDS/JONES GROWTH PARTNERS 89-B, LTD.
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION


         The Partnership owns an approximate 24 percent interest in IDS/Jones Joint Venture Partners (the "Venture"). The Venture owns the cable television system serving certain areas in and around Aurora, Illinois. The Partnership's investment in this cable television joint venture, accounted for under the equity method, decreased by $1,212,792 compared to the December 31, 1994 balance. This decrease represents the Partnership's share of losses generated by the Venture during the first six months of 1995. These losses are anticipated to continue.


         As discussed above, the Partnership's investment in the Venture is accounted for using the equity method. At June 30 1995, the Partnership had recorded equity losses in excess of its investment in the Venture, resulting in a liability of $324,753. The Partnership will continue to record equity losses because the Venture is a general partnership. It is anticipated that the Venture will continue to generate cash from operations; however, the net losses will result from depreciation and amortization of the Venture's asset base.
The Partnership anticipates recovering the losses in excess of its investment in the Venture upon the eventual sale of the Venture's Aurora System.


         For the six months ended June 30, 1995, the Venture generated net cash from operating activities totaling $350,464, which is available to fund capital expenditures and non-operating costs. During the first six months of 1995, the Venture expended approximately $1,409,000 on capital expenditures. Approximately 41 percent of the expenditures related to construction of service drops to subscriber homes. Approximately 38 percent of the expenditures related to plant extensions. The remainder of the expenditures were used for various enhancements in the Aurora System. Funding for these expenditures was provided by borrowings from the Venture's credit facility and cash generated from operations. Anticipated capital expenditures for the remainder of 1995 are approximately $1,846,000. Approximately 61 percent of the expenditures are for plant extensions. Approximately 20 percent of the expenditures are for construction of service drops to subscriber homes. Funding for the expenditures is expected to be provided by cash on hand, cash generated from operations and borrowings from the Venture's credit facility.

         On December 5, 1991, Jones Intercable, Inc. ("JIC") made an equity investment in the Venture in the amount of $2,872,000 and a loan of $1,800,000 to the Venture. On that date, IDS Management Corporation also made an equity investment of $2,872,000 in the Venture and a loan to the Venture in the amount of $1,800,000. A portion of the $1,800,000 loan from IDS Management Corporation has been repaid. See discussion below. The loans from JIC and IDS Management Corporation are subordinate to the Venture's revolving credit and term loan. These loans matured in the fourth quarter of 1994. IDS Management Corporation extended its loan until December 5, 1995 and, although JIC has not formally extended its loan, it has not demanded repayment. In the first quarter of 1994, JIC agreed to subordinate to all other Venture debt the $1,406,647 advance to the Venture outstanding at March 30, 1994 and IDS Management Corporation made an additional loan of $1,000,000 to the Venture to fund principal repayments due at the end of March 1994 on the Venture's then-outstanding term loan. In the second quarter of 1994, JIC made a loan of $1,000,000 to the Venture to fund principal repayments due at the end of June 1994 on the Venture's then-outstanding term loan. This loan was repaid with interest in November 1994. The interest rates on the respective loans, which will vary from time to time, with respect to IDS Management Corporation's loans, are at its cost of borrowing, and, with respect to JIC's loans, are at its weighted average cost of borrowing. It is anticipated that the remaining loans will be repaid over time with borrowings from the Venture's revolving credit and term loan, as discussed below. If the December 5, 1991 loans are not fully repaid, JIC and IDS Management Corporation, respectively, will have the right, among other rights, to convert the unpaid portion of these loans to equity in the Venture.

         In November 1994, the Venture entered into a revolving credit and term loan agreement with a commercial bank. This credit facility has a maximum amount available of $45,000,000. At June 30, 1995, $39,800,000 was outstanding under this agreement, leaving $5,200,000 available for future needs of the Venture. Borrowings from this credit facility were used to repay the balance of the Venture's previous term loan of $36,000,000, to repay to JIC the $1,000,000 advanced by JIC to fund the Venture's second quarter debt repayment plus interest, to repay to IDS Management Corporation $880,000 of principal plus interest on the $1,800,000 loan from IDS Management Corporation dated

December 5, 1991, to pay certain fees incurred in obtaining the new credit facility and to provide liquidity for capital expenditures. During the second quarter of 1995, the Venture repaid IDS Management Corporation an additional $120,000 of principal plus interest on the $1,800,000 loan dated December 5, 1991, leaving $800,000 of principal remaining to be paid on this loan. The revolving credit period of the Venture's credit facility expires December 31, 1996, at which time the then-outstanding balance converts to a term loan payable in 28 consecutive quarterly installments. Interest on the new credit facility is at the Venture's option of the Base Rate plus .75 percent, the London Interbank Offered Rate ("LIBOR") plus 1.75 percent or the Certificate of Deposit Rate plus 1.875 percent. The effective interest rates on outstanding obligations to third parties as of June 30, 1995 and 1994 were 8.11 percent and
6.29 percent, respectively. The Venture anticipates repaying the remaining notes outstanding to related parties with borrowings from this credit facility. As borrowings become available, subject to leverage covenants, the related parties' notes will be repaid including accrued interest in the following order: first, to IDS Management Corporation the remaining $800,000 of the $1,800,000 note dated December 5, 1991; second, to JIC the $1,800,000 note dated December 5, 1991; third, to IDS Management Corporation the $1,000,000 note dated March 30, 1994; and fourth, to JIC the $1,406,647 outstanding advance.

         In January 1995, the Venture entered into an interest rate protection contract covering outstanding debt obligations of $25,000,000. The Venture paid a fee of $105,000. The agreement protects the Venture from LIBOR interest rates that exceed 9 percent for two years from the date of the agreement. The fee is being charged to interest expense over the life of the agreement using the straight-line method.

         As a result of their equity contributions to the Venture, IDS Management Corporation and JIC each have an approximate 5 percent equity interest in the Venture, the Partnership has an approximate 66 percent interest and IDS/Jones 89-B has an approximate 24 percent interest. If any unpaid portion of the December 5, 1991 subordinated loans are converted to equity, the ownership percentages will be adjusted accordingly.


                             RESULTS OF OPERATIONS

         All of Partnership's operations are represented exclusively by its approximate 24 percent interest in the Venture. Revenues of the Venture totaled $4,284,920 for the three month period ended June 30, 1995 as compared to $3,818,958 for the comparable 1994 period, an increase of $465,962, or approximately 12 percent. Revenues totaled $8,301,415 for the six months ended June 30, 1995 as compared to $7,587,291 for the comparable 1994 period, an increase of $714,124, or approximately 9 percent. Increases in the subscriber base and basic service rate adjustments primarily accounted for the increase in revenues for the three and six month periods. The number of basic subscribers increased 3,108, or approximately 8 percent, from 39,352 at June 30, 1994 to 42,460 at June 30, 1995. Premium service subscriptions increased 1,393, or approximately 6 percent, from 24,946 at June 30, 1994 to 26,339 at June 30, 1995. Basic service rate adjustments accounted for approximately 34 percent and 28 percent, respectively, of the increases in revenues for the three and six month periods ended June 30, 1995. No other individual factor was significant to the increases in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses totaled $2,535,660 for the three month period ended June 30, 1995 as compared to $2,091,835 for the comparable 1994 period, an increase of $443,825, or approximately 21 percent. Operating expenses totaled $4,881,044 for the six months ended June 30, 1995 as compared to $4,255,650 for the comparable 1994 period, an increase of $625,394, or approximately 15 percent. Operating expenses represented 59 percent and 55 percent, respectively, of revenues for the three month periods ended June 30, 1995 and 1994, and 59 percent and 56 percent, respectively, for the six month periods ended June 30, 1995 and 1994. Increases in programming fees and personnel expenses, due in part to the increase in the subscriber base, primarily accounted for the increase in operating expenses for the three and six month periods. No other individual factors contributed significantly to the increase.

         Management fees and allocated overhead from the General Partners totaled $514,168 for the three month period ended June 30, 1995 as compared to $493,606 for the comparable 1994 period, an increase of $20,562, or approximately 4 percent. The increase for the three month period was due to the increase in revenues, upon which management fees and allocated overhead are based. Management fees and allocated overhead from the General Partners totaled $1,051,609 for the six months ended June 30, 1995 as compared to $993,571 for the comparable 1994 period, an increase of $58,038, or approximately 6 percent. The increase for the six month period was due to the increase in revenues, upon which management fees and allocated overhead are based.

         Depreciation and amortization expense totaled $2,585,899 for the three month period ended June 30, 1995 as compared to $2,557,518 for the comparable 1994 period, an increase of $28,381, or approximately 1 percent. Depreciation and amortization expense totaled $5,405,909 for the six months ended June 30, 1995 as compared to $5,259,389 for the comparable 1994 period, an increase of $146,520, or approximately 3 percent. These increases were due to capital additions in 1994 and the amortization of capitalized loan fees.

         Operating loss totaled $1,350,807 for the three month period ended June 30, 1995 as compared to $1,324,001 for the comparable 1994 period, an increase of $26,806, or approximately 2 percent. Operating loss totaled $3,037,147 for the six months ended June 30, 1995 as compared to $2,921,319, an increase of $115,828, or approximately 4 percent. The increases for the three and six month periods were due to the increases in operating expenses, management fees and allocated overhead from the General Partners and depreciation and amortization expense exceeding the increase in revenues.


         The cable television industry generally measures the performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization expense totaled $1,235,092 for the three month period ended June 30, 1995 as compared to $1,233,517 for the comparable 1994 period, an increase of $1,575, or less than 1 percent. Operating income before depreciation and amortization expense totaled $2,368,762 for the six months ended June 30, 1995 as compared to $2,338,070 for the comparable 1994 period, an increase of $30,692, or approximately 1 percent. The increases for the three and six month periods were due to the increases in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partners.


         Interest expense totaled $873,517 for the three month period ended June 30, 1995 as compared to $649,011 for the comparable 1994 period, an increase of $224,506, or approximately 35 percent. Interest expense totaled $1,894,008 for the six months ended June 30, 1995 as compared to $1,205,582 for the comparable 1994 period, an increase of $688,426, or approximately 57 percent. The increases were due to higher effective interest rates and higher outstanding balances on interest bearing obligations. Consolidated loss totaled $2,260,056 for the three month period ended June 30, 1995 as compared to $2,025,931 for the comparable 1994 period, an increase of $234,125, or approximately 12 percent. Consolidated loss totaled $4,970,458 for the six months ended June 30, 1995 as compared to $4,224,144 for the comparable 1994 period, an increase of $746,314, or approximately 18 percent. The increases were primarily due to the increases in interest expense. Such losses are expected to continue.

                          Part II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

           a)  Exhibits

               27)  Financial Data Schedule

           b)  Reports on Form 8-K

               None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            IDS/JONES GROWTH PARTNERS 89-B, LTD.
                                            BY:   JONES CABLE CORPORATION,
                                                  its Managing General Partner



                                            By:   /S/ Kevin P. Coyle
                                                  ------------------------------
                                                  Kevin P. Coyle
                                                  Group Vice President/Finance
                                                  (Principal Financial Officer)

Dated:  September 20, 1995

                                EXHIBIT INDEX
Exhibit
Number                       Exhibit Description                           Page
------                       -------------------                           ----

  27                       Financial Data Schedule