Form 10-Q
period 1995-09-30
IDS JONES GROWTH PARTNERS 89-B LTD
filed 1995-11-14
CIK 849978

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended  September 30, 1995
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _____________.

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                               No
    -----                                                                -----

                      IDS/JONES GROWTH PARTNERS 89-B, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                              September 30,             December 31,
                                                                                  1995                     1994
                                                                              -------------            ------------
                         ASSETS                                               $           -            $          -
                         ------                                               =============            ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
-------------------------------------------

LIABILITIES:
  Loss in excess of investment in (investment in)
    cable television joint venture                                            $     830,638            $   (888,039)
  Accounts payable - affiliate                                                      102,393                 102,393
                                                                              -------------            ------------

          Total liabilities                                                         933,031                (785,646)
                                                                              -------------            ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                                                 500                     500
    Accumulated deficit                                                            (148,563)               (131,376)
                                                                              -------------            ------------

                                                                                   (148,063)               (130,876)
                                                                              -------------            ------------

  Limited Partners-
    Contributed capital (63,383 units outstanding at
      September 30, 1995 and December 31, 1994)                                  12,623,901              12,623,901
    Accumulated deficit                                                         (13,408,869)            (11,707,379)
                                                                              -------------            ------------

                                                                                   (784,968)                916,522
                                                                              -------------            ------------

          Total liabilities and partners' capital (deficit)                   $           -            $          -
                                                                              =============            ============


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                      IDS/JONES GROWTH PARTNERS 89-B, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                              For the Three Months Ended            For the Nine Months Ended
                                                      September 30,                       September 30,
                                             -----------------------------       ------------------------------
                                               1995                 1994            1995               1994
                                             ---------           ---------       -----------        -----------
EQUITY IN NET LOSS OF
  CABLE TELEVISION
  JOINT VENTURE                              $(505,885)          $(543,390)      $(1,718,677)       $(1,574,081)
                                             =========           =========       ===========        ===========

NET LOSS                                     $(505,885)          $(543,390)      $(1,718,677)       $(1,574,081)
                                             =========           =========       ===========        ===========

ALLOCATION OF NET LOSS:
  General Partners                           $  (5,059)          $  (5,434)      $   (17,187)       $   (15,741)
                                             =========           =========       ===========        ===========

  Limited Partners                           $(500,826)          $(537,956)      $(1,701,490)       $(1,558,340)
                                             =========           =========       ===========        ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                           $   (7.90)          $   (8.49)      $    (26.84)       $    (24.59)
                                             =========           =========       ===========        ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                             63,383              63,383            63,383             63,383
                                             =========           =========       ===========        ===========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                      IDS/JONES GROWTH PARTNERS 89-B, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                       For the Nine Months ended
                                                                             September 30,
                                                                  ----------------------------------
                                                                     1995                   1994
                                                                  -----------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $(1,718,677)          $(1,574,081)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Equity in net loss of cable television
        joint venture                                               1,718,677              1,574,081
                                                                  -----------           ------------

         Net cash provided by operating
             activities                                                     -                      -
                                                                  -----------           ------------

Cash, beginning of period                                                   -                      -
                                                                  -----------           ------------

Cash, end of period                                               $         -           $          -
                                                                  ===========           ============



            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                      IDS/JONES GROWTH PARTNERS 89-B, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of IDS/Jones Growth Partners 89-B, Ltd. (the "Partnership") at September 30, 1995 and December 31, 1994 and its Statements of Operations for the three and nine month periods ended September 30, 1995 and 1994 and its Statements of Cash Flows for the nine month periods ended September 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

         The Partnership owns an interest in IDS/Jones Joint Venture Partners (the "Venture") through a capital contribution of $14,008,000 made in 1990. Upon final capitalization of the Venture, the Partnership owns an approximate 24 percent interest in the Venture. The Venture acquired the cable television systems serving areas in and around Aurora, Illinois on May 31, 1990.

         The Partnership's investment in the Venture is accounted for using the equity method. At September 30, 1995, the Partnership had recorded equity losses in excess of its investment in the Venture, resulting in a liability of $830,638. The Partnership will continue to record equity losses because the Venture is a general partnership. It is anticipated that the Venture will continue to generate cash from operations; however, the net losses will result from depreciation and amortization of the Venture's asset base. The Partnership anticipates recovering the losses in excess of its investment in the Venture upon the eventual sale of the Venture's Aurora System.

(2) Jones Cable Corporation (the "Managing General Partner") manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid during the three and nine month periods ended September 30, 1995 (reflecting the Partnership's approximate 24 percent interest in the Venture) were $51,813 and $153,091, respectively, compared to $47,170 and $139,735, respectively, for the similar 1994 periods.

         IDS Cable Corporation (the "Supervising General Partner") participates in certain management decisions of the Partnership and receives a fee for its services equal to one-half percent of the Partnership's portion of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Supervision fees paid during the three and nine month periods ended September 30, 1995 (reflecting the Partnership's approximate 24 percent interest in the Venture) were $5,181 and $15,309, respectively, compared to $4,717 and $13,974, respectively, for the similar 1994 periods.

         The Venture reimburses Jones Intercable, Inc. ("JIC"), the parent of the Managing General Partner, for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are based primarily on actual time spent by employees of JIC with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by JIC and certain of its affiliates. Systems owned by JIC and all other systems owned by partnerships for which JIC is general partner are also allocated a proportionate share of these expenses. The Managing General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to JIC by the Partnership for allocated overhead and administrative expenses during the three and nine months ended September 30, 1995 (reflecting the Partnership's approximate 24 percent interest in the Venture) were $71,417 and $216,605, respectively, compared to $64,294 and $204,904, respectively, for the similar 1994 periods. The Supervising General Partner may also be reimbursed for certain expenses incurred on behalf of the Venture. There were no reimbursements made to the Supervising General Partner during the three and nine month periods ended September 30, 1995 and 1994.

(3)      Financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS

                                                                  September 30, 1995       December 31, 1994
                                                                  ------------------       -----------------
                 ASSETS
                 ------

Cash and accounts receivable                                         $    492,522             $    460,712

Investment in cable television properties                              51,804,768               56,983,830

Other assets                                                              394,196                  307,504
                                                                     ------------             ------------

                 Total assets                                        $ 52,691,486             $ 57,752,046
                                                                     ============             ============

         LIABILITIES AND PARTNERS' CAPITAL
         ---------------------------------

Debt                                                                 $ 45,903,806             $ 43,566,064

Accounts payable and accrued liabilities                                1,830,162                2,184,705

Partners' contributed capital                                          57,344,709               57,344,709

Accumulated deficit                                                   (52,387,191)             (45,343,432)
                                                                     ------------             ------------

                 Total liabilities and partners'
                   capital                                           $ 52,691,486             $ 57,752,046
                                                                     ============             ============

                       UNAUDITED STATEMENTS OF OPERATIONS


                                               For the Three Months Ended            For the Nine Months Ended
                                                      September 30,                        September 30,
                                              ----------------------------         ----------------------------
                                                 1995             1994                1995             1994
                                              -----------      -----------         -----------      -----------
Revenues                                      $ 4,247,004      $ 3,866,424         $12,548,419      $11,453,715

Operating expenses                             (2,453,694)      (2,173,770)         (7,334,738)      (6,429,420)

Management fees and
  allocated overhead
  from General Partners                          (526,279)        (476,153)         (1,577,888)      (1,469,724)

Depreciation and
  amortization                                 (2,466,310)      (2,651,059)         (7,872,219)      (7,910,448)
                                              -----------      -----------         -----------      -----------

Operating loss                                 (1,199,279)      (1,434,558)         (4,236,426)      (4,355,877)

Interest expense                                 (908,219)        (726,878)         (2,802,227)      (1,932,460)
Other, net                                         34,197          (65,571)             (5,106)        (162,814)
                                              -----------      -----------         -----------      -----------

Net loss                                      $(2,073,301)     $(2,227,007)        $(7,043,759)     $(6,451,151)
                                              ===========      ===========         ===========      ===========


Management fees paid to the Managing General Partner by the Venture totaled $212,350 and $627,421, respectively, for the three and nine months ended September 30, 1995 compared to $193,321 and $572,686, respectively, for the comparable 1994 periods. Supervision fees paid to the Supervising General Partners were $21,235 and $62,742, respectively, for the three and nine months ended September 30, 1995 compared to $19,332 and $57,269, respectively, for the comparable 1994 periods. Reimbursements for overhead and administrative expenses paid to JIC totaled $292,694 and $887,725, respectively, for the three and nine months ended September 30, 1995 compared to $263,500 and $839,769, respectively, for the comparable 1994 periods.

                     IDS/JONES GROWTH PARTNERS 89-B, LTD.
                           (A Limited Partnership)

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                            RESULTS OF OPERATIONS

                             FINANCIAL CONDITION

         The Partnership owns an approximate 24 percent interest in IDS/Jones Joint Venture Partners (the "Venture"). The Venture owns the cable television system serving certain areas in and around Aurora, Illinois. The Partnership's investment in this cable television joint venture, accounted for under the equity method, decreased by $1,718,677 compared to the December 31, 1994 balance. This decrease represents the Partnership's share of losses generated by the Venture during the first nine months of 1995. These losses are anticipated to continue.

         As discussed above, the Partnership's investment in the Venture is accounted for using the equity method. At September 30, 1995, the Partnership had recorded equity losses in excess of its investment in the Venture, resulting in a liability of $830,638. The Partnership will continue to record equity losses because the Venture is a general partnership. It is anticipated that the Venture will continue to generate cash from operations; however, the net losses will result from depreciation and amortization of the Venture's asset base. The Partnership anticipates recovering the losses in excess of its investment in the Venture upon the eventual sale of the Venture's Aurora System.

         For the nine months ended September 30, 1995, the Venture generated net cash from operating activities totaling $481,892, which is available to fund capital expenditures and non-operating costs. During the first nine months of 1995, the Venture expended approximately $2,668,000 on capital expenditures. Approximately 47 percent of the expenditures related to plant extensions. Approximately 31 percent of the expenditures related to construction of service drops to subscriber homes. The remainder of the expenditures were used for various enhancements in the Aurora System. Funding for these expenditures was provided by borrowings from the Venture's credit facility and cash generated from operations. Anticipated capital expenditures for the remainder of 1995 are approximately $587,000. Approximately 68 percent of the expenditures are for plant extensions. Approximately 23 percent of the expenditures are for construction of service drops to subscriber homes.
Funding for the expenditures is expected to be provided by cash on hand, cash generated from operations and borrowings from the Venture's credit facility.

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

         In November 1994, the Venture entered into a revolving credit and term loan agreement with a commercial bank. This credit facility has a maximum amount available of $45,000,000. At September 30, 1995, $40,800,000 was outstanding under this agreement, leaving $4,200,000 available for future needs of the Venture. Borrowings from this credit facility were used to repay the balance of the Venture's previous term loan of $36,000,000, to repay to JIC $1,000,000 advanced by JIC to fund the Venture's second quarter debt repayment plus interest, to repay to IDS Management Corporation $880,000 of principal plus interest on the $1,800,000 loan from IDS Management Corporation dated December 5, 1991, to pay certain fees incurred in obtaining the new credit facility and to provide liquidity for capital expenditures. During the second quarter of 1995, the Venture repaid IDS Management Corporation an additional

$120,000 of principal plus interest on the $1,800,000 loan dated December 5, 1991, leaving $800,000 of principal remaining to be paid on this loan. The revolving credit period of the Venture's credit facility expires January 1, 1997, at which time the then-outstanding balance converts to a term loan payable in 28 consecutive quarterly installments. Interest on the new credit facility is at the Venture's option of the Base Rate plus .75 percent, the London Interbank Offered Rate ("LIBOR") plus 1.75 percent or the Certificate of Deposit Rate plus 1.875 percent. The effective interest rates on outstanding obligations to non-affiliates as of September 30, 1995 and 1994 were 7.73 percent and 6.10 percent, respectively. The Venture anticipates repaying the remaining notes outstanding to related parties with borrowings from this credit facility. As borrowings become available, subject to leverage covenants, the related parties' notes will be repaid including accrued interest in the following order: first, to IDS Management Corporation the remaining $800,000 of the $1,800,000 note dated December 5, 1991; second, to JIC the $1,800,000 note dated December 5, 1991; third, to IDS Management Corporation the $1,000,000 note dated March 30, 1994; and fourth, to JIC the $1,406,647 subordinated advance.

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

Regulatory Matters

         The FCC's rate regulations related to the 1992 Cable Act contain provisions for increasing rates for added channels, external costs and inflation. The Venture has been able to adjust rates recently under such provisions. Such adjustments, together with a reduction in the cost of implementing the 1992 Cable Act compared to such costs in prior periods, are expected to cause the Venture's revenue and cash flow to increase in fiscal 1996.

         Currently, there is legislation before Congress which, if enacted, would significantly change the regulatory environment in which the cable industry operates. Such legislation may eliminate rate regulation and allow telephone companies and others much broader entry into the cable television business and, in turn, may allow cable operators into the telephone and other telecommunications businesses. While the Managing General Partner is encouraged by provisions of the legislation, it is too early to assess the impact such legislation, if enacted, would have on the Venture.


                             RESULTS OF OPERATIONS

         All of the Partnership's operations are represented exclusively by its approximate 24 percent interest in the Venture. Revenues of the Venture totaled $4,247,004 for the three month period ended September 30, 1995 compared to $3,866,424 for the comparable 1994 period, an increase of $380,580, or approximately 10 percent. Revenues totaled $12,548,419 for the nine months ended September 30, 1995 compared to $11,453,715 for the comparable 1994 period, an increase of $1,094,704, or approximately 10 percent. Increases in the subscriber base and basic service rate adjustments primarily accounted for the increase in revenues for the three and nine month periods. An increase in the subscriber base accounted for approximately 53 percent and 57 percent, respectively, of the increase in revenues for the three and nine month periods ended September 30, 1995. The number of basic subscribers increased by 2,963 subscribers, or approximately 7 percent, from 40,008 at September 30, 1994 to 42,971 at September 30, 1995. Basic service rate adjustments accounted for approximately 47 percent and 38 percent, respectively, of the increases in revenues for the three and nine month periods ended September 30, 1995. No other individual factor was significant to the increases in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses totaled $2,453,694 for the three month period ended September 30, 1995 compared to $2,173,770 for the comparable 1994 period, an increase of $279,924, or approximately 13 percent. Operating expenses totaled $7,334,738 for the nine months ended September 30, 1995 compared to $6,429,420 for the comparable 1994 period, an increase of $905,318, or approximately 14 percent. Operating expenses represented 58 percent and 56 percent, respectively, of revenues for the three and nine month periods ended September 30, 1995 and 1994. Increases in programming fees and personnel expenses, due in part to the increase in the subscriber base, primarily accounted for the increase in operating expenses for the three and nine month periods. No other individual factors contributed significantly to the increase.

         Management fees and allocated overhead from the General Partners totaled $526,279 for the three month period ended September 30, 1995 compared to $476,153 for the comparable 1994 period, an increase of $50,126, or approximately 11 percent. Management fees and allocated overhead from the General Partners totaled $1,577,888 for the nine months ended September 30, 1995 compared to $1,469,724 for the comparable 1994 period, an increase of $108,164, or approximately 7 percent. The increases for the three and nine month periods were due to the increase in revenues, upon which such management fees are based, as well as increases in allocated expenses from JIC. JIC has experienced increases in expenses, a portion of which is allocated to the Venture.

         Depreciation and amortization expense totaled $2,466,310 for the three month period ended September 30, 1995 compared to $2,651,059 for the comparable 1994 period, a decrease of $184,749, or approximately 7 percent. Depreciation and amortization expense totaled $7,872,219 for the nine months ended September 30, 1995 compared to $7,910,448 for the comparable 1994 period, a decrease of $38,229, or less than 1 percent. These decreases were primarily due to the maturation of a portion of the asset base.

         Operating loss totaled $1,199,279 for the three month period ended September 30, 1995 compared to $1,434,558 for the comparable 1994 period, a decrease of $235,279, or approximately 16 percent. Operating loss totaled $4,236,426 for the nine months ended September 30, 1995 compared to $4,355,877, a decrease of $119,451, or approximately 3 percent. The decreases for the three and nine month periods were due to the increases in revenues and the decreases in depreciation and amortization expense exceeding the increases in operating expenses and management fees and allocated overhead from the General Partners.

         The cable television industry generally measures the performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization expense totaled $1,267,031 for the three month period ended September 30, 1995 compared to $1,216,501 for the comparable 1994 period, an increase of $50,530, or approximately 4 percent. Operating income before depreciation and amortization expense totaled $3,635,793 for the nine months ended September 30, 1995 compared to $3,554,571 for the comparable 1994 period, an increase of $81,222, or approximately 2 percent. The increases for the three and nine month periods were due to the increases in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partners.

         Interest expense totaled $908,219 for the three month period ended September 30, 1995 compared to $726,878 for the comparable 1994 period, an increase of $181,341, or approximately 25 percent. Interest expense totaled $2,802,227 for the nine months ended September 30, 1995 compared to $1,932,460 for the comparable 1994 period, an increase of $869,767, or approximately 45 percent. The increases were due to higher effective interest rates and higher outstanding balances on interest bearing obligations.

         The Venture's loss totaled $2,073,301 for the three month period ended September 30, 1995 compared to $2,227,007 for the comparable 1994 period, a decrease of $153,706, or approximately 7 percent. Net loss totaled $7,043,759 for the nine months ended September 30, 1995 compared to $6,451,151 for the comparable 1994 period, an increase of $592,608, or approximately 9 percent. These changes were due to the factors discussed above. Such losses are expected to continue.

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

                                        IDS/JONES GROWTH PARTNERS 89-B, LTD.
                                        BY: JONES CABLE CORPORATION,
                                            its Managing General Partner



                                        By:  /S/ Kevin P. Coyle
                                             -----------------------------------
                                             Kevin P. Coyle
                                             Group Vice President/Finance
                                             (Principal Financial Officer)

Dated:  November 14, 1995

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION                          PAGE
------                        -------------------                          ----
27           Financial Data Schedule