Form 10-K405
period 1995-12-31
IDS JONES GROWTH PARTNERS 89-B LTD
filed 1996-04-01
CIK 849978

                                 FORM 10-K 405
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1995
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from    ________ to      ________

Commission file number:  0-17734

                      IDS/JONES GROWTH PARTNERS 89-B, LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Colorado                                           84-1060546
             --------                                           ----------
      State of Organization                                    (IRS Employer
                                                             Identification No.)

    P.O. Box 3309, Englewood,
      Colorado 80155-3309                                   (303) 792-3111
- ---------------------------------------------               --------------
(Address of principal executive                      (Registrant's telephone no.
     office and Zip Code                                  including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.    x
                                     -----


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

         REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Aurora System. At December 31, 1995, the Aurora System's monthly basic service rates ranged from $10.54 to $10.62, monthly basic and tier ("basic plus") service rates ranged from $22.50 to $22.58, and monthly premium services ranged from $4.95 to $12.95 per premium service. In addition, the Aurora System's pay-per-view programs and advertising fees generate revenues. Related charges may include a nonrecurring installation fee that ranges from $1.99 to $42.45; however, from time to time the Aurora System has followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty. For the year ended December 31, 1995, of the total fees received by the Aurora System, basic service and tier service fees accounted for approximately 65% of total revenues, premium service fees accounted for approximately 16% of total revenues, pay-per-view fees were approximately 3% of total revenues, advertising fees were approximately 5% of total revenues and the remaining 11% of total revenues came principally from equipment rentals, installation fees and program guide sales. The Aurora System is dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs.

         FRANCHISES. The Aurora System is constructed and operated under non-exclusive, fixed-term franchises or other types of operating authorities (referred to collectively herein as "franchises") granted by local governmental authorities. These franchises typically contain many conditions, such as time limitations on commencement and completion of construction, conditions of service, including the number of channels, types of programming and the provision of free service to schools and certain other public institutions, and the maintenance of insurance and indemnity bonds. The provisions of local franchises are subject to federal regulation.

         The Venture holds 9 franchises for the Aurora System. These franchises provide for the payment of fees to the issuing authorities and generally range from 3% to 5% of the gross revenues of a cable television system. The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

         The Venture has never had a franchise revoked. The Venture's franchise expiration dates range from October 1996 to November 2008. The Venture is currently negotiating the renewal of the 1 franchise that will expire prior to December 31, 1996, and the Managing General Partner has no reason to believe that such franchise will not be renewed in due course. Intercable recently has experienced lengthy negotiations with some franchising authorities for the granting of franchise renewals. Some of the issues involved in recent renewal negotiations include rate regulation, customer service standards, cable plant upgrade or replacement and shorter terms of franchise agreements.

         COMPETITION. Cable television systems currently experience competition from several sources. A potential source of significant competition is Direct Broadcast Satellite ("DBS") services that use video compression technology to increase channel capacity and provide packages of movies, network and other program services that are competitive with those of cable television systems. Two companies offering DBS services began operations in 1994, and two other companies offering DBS service recently began operations. In addition, a joint venture has won the right to provide a DBS service through a FCC spectrum auction. Not all subscribers terminate cable television service upon acquiring a DBS system. The Managing General Partner has observed that a number of DBS subscribers also elect to subscribe to cable television service in order to obtain the greatest variety of programming on multiple television sets, including local video services programming not available through DBS service.

         Although neither the Venture, the Managing General Partner nor Intercable has yet encountered competition from a telephone company providing video services as a cable operator or video dialtone operator, it is anticipated that the cable television systems owned or managed by the Intercable will face such competition in the near future. Legislation recently enacted into law will make it possible for companies with considerable resources to enter the business. For example, in February 1996, one of the regional Bell operating companies entered into an agreement to acquire the nation's third largest cable television company. In addition, several telephone companies have begun seeking cable television franchises from local governmental authorities as a consequence of litigation that successfully challenged the constitutionality of the cable television/telephone company cross-ownership rules.

         The Managing General Partner cannot predict at this time when and to what extent telephone companies will provide cable television service within service areas in competition with cable television systems owned or managed by the Intercable. The Managing General Partner is aware of the following imminent competition from telephone companies: Ameritech, one of the seven regional Bell operating companies, which provides telephone service in a multi-state region including Illinois, has just obtained a franchise that will allow it to provide cable television service in Naperville, Illinois, a community currently served by a cable system owned by another one of the public limited partnerships managed by Intercable. Ameritech in the future may seek franchises in areas served by the Aurora System. Chesapeake and Potomac Telephone Company of Virginia and Bell Atlantic Video Service Company, both subsidiaries of Bell Atlantic, another of the regional Bell operating companies, have announced their intention to build a cable television system in Alexandria, Virginia in competition with a cable television system owned by Intercable. Bell Atlantic is preparing for the operation of a telecommunications and video business in northern Virginia, including the Alexandria metropolitan area. The FCC has granted GTE Virginia's application for authority to construct, operate, own and maintain video dialtone facilities in northern Virginia, including in the service area of a cable television system owned by Intercable. To date, GTE has not begun construction of a video distribution system. The entry of telephone companies as direct competitors could adversely affect the profitability and market value of Intercable's owned and managed systems.

         Additional competition is present from several sources, including the following: Master Antenna Television and Satellite Master Antenna Television systems that serve multi-unit dwellings such as condominiums, apartment complexes, motels, hotels and private residential communities; private cable television/telephonic companies that have secured exclusive contracts to provide video and telephony services to multi-unit dwellings and similar complexes; and multichannel, multipoint distribution service ("MMDS") systems, commonly called wireless cable which generally focus on providing service to residents of rural areas. In addition, the FCC has established a new wireless telecommunications service known as Personal Communications Service ("PCS") that would provide portable non-vehicular mobile communications services similar to that available from cellular telephone companies, but at a lower cost. Several cable television multiple system operators hold or have requested experimental licenses from the FCC to test PCS technology.

         REGULATION AND LEGISLATION. The cable industry is regulated under the Telecommunications Act of 1996 (the "1996 Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") and the Cable Communications Policy Act of 1984 (the "1984 Cable Act") and the regulations implementing these statutes. The Federal Communications Commission (the "FCC") has promulgated regulations covering such areas as the registration of cable television systems and other communications businesses, carriage of television broadcast programming, consumer education and lockbox enforcement, origination cablecasting and sponsorship identification, children's programming, the regulation of basic cable and cable programming service rates in areas where cable television systems are not subject to effective competition, signal leakage and frequency use, technical performance, maintenance of various records, equal employment opportunity, and antenna structure notification, marking and lighting. In addition, cable operators periodically are required to file various informational reports with the FCC. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. State or local franchising authorities, as applicable, also have the right to enforce various regulations, impose fines or sanctions, issue orders or seek revocation subject to the limitations imposed upon such franchising authorities by federal, state and local laws and regulations. Several states have assumed regulatory jurisdiction of the cable television industry, and it is anticipated that other states will do so in the future. To the extent the cable television industry begins providing telephone service, additional state regulations will be applied to the cable television industry. Cable television operations are subject to local regulation insofar as systems operate under franchises granted by local authorities.

         The following is a summary of federal laws and regulations materially affecting the cable television industry, and a description of state and local laws with which the cable industry must comply.

         Telecommunications Act of 1996. The 1996 Act, which became law on February 28, 1996, substantially revised the Communications Act of 1934, as amended, including the 1984 Cable Act and the 1992 Cable Act, and has been described as one of the most significant changes in communications regulation since the original Communications Act of 1934. The 1996 Act is intended, in part, to promote substantial competition in the telephone local exchange and in the delivery of video and other services. As a result of the 1996
Act, local telephone companies (also known as local exchange carriers or "LECs") and other service providers are permitted to provide video programming, and cable television operators are permitted entry into the telephone local exchange market. The FCC is required to conduct rulemaking proceedings over the next several months to implement various provisions of the 1996 Act.

         Among other provisions, the 1996 Act modified the 1992 Cable Act by deregulating the cable programming service tier of large cable operators effective March 31, 1999 and the cable programming service tier of small cable operators (those that provide service to 50,000 or fewer subscribers) effective immediately. The 1996 Act also revised the procedures for filing a cable programming service tier rate complaint and adds a new effective competition test.

         The most far-reaching changes in the communications business will result from the telephony provisions of the 1996 Act. The statute expressly preempts any legal barriers to competition in the local telephone business that previously existed in state and local laws and regulations. Many of these barriers had been lifted by state actions over the last few years, but the 1996 Act completes the task. The 1996 Act also establishes new requirements for maintaining and enhancing universal telephone service and new obligations for telecommunications providers to maintain privacy of customer information. The 1996 Act establishes uniform requirements and standards for entry, competitive carrier interconnection and unbundling of LEC monopoly services.

         The 1996 Act repealed the cable television/telephone cross-ownership ban adopted in the 1984 Cable Act. The federal cross-ownership ban was particularly important to the cable industry because telephone companies already own certain facilities such as poles, ducts and associated rights of way. While this ban had been overturned by several courts, formal removal of the ban ended the last legal constraints on telephone company plans to enter the cable market. Under the 1996 Act, telephone companies in their capacity as common carriers now may lease capacity to others to provide cable television service. Telephone companies have the option of providing video service as cable operators or through "open video systems" ("OVS"), a regulatory regime that may provide more flexibility than traditional cable service. The 1996 Act exempts OVS operators from many of the regulatory obligations that currently apply to cable operators, such as rate regulation and franchise fees, although other requirements are still applicable. OVS operators, although not subject to franchise fees as defined by the 1992 Cable Act, are subject to fees charged by local franchising authorities or other governmental entities in lieu of franchise fees. (Under certain circumstances, cable operators also will be able to offer service through open video systems.) In addition, the 1996 Act eliminated the requirement that telephone companies file Section 214 applications (applications to provide video dialtone services) with the FCC before providing video service. This limits the opportunity of cable operators to mount challenges at the FCC regarding telephone company entry into the video market. The 1996 Act also contains restrictions on buying out incumbent cable operators in a telephone company's service area, especially in suburban and urban markets.

         Other parts of the 1996 Act also will affect cable operators. Under the 1996 Act, the FCC is required to revise the current pole attachment rate formula. This revision will result in an increase in the rates paid by entities, including cable operators, that provide telecommunication services. The rates will be phased in after a five-year period. (Cable operators that provide only cable services will be unaffected.) Under the V-chip provisions of the 1996 Act, cable operators and other video providers are required to pass along any program rating information that programmers include in video signals. Cable operators also are subject to new scrambling requirements for sexually explicit programming, and cable operators that provide Internet access or other online services are subject to the new indecency limitations for computer services. In addition, cable operators that provide Internet access or other online services are subject to the new indecency limitations for computer services, although these provisions already have been challenged in court, and the courts have preliminarily enjoined the enforcement of these content-based provisions.

         Under the 1996 Act, a franchising authority may not require a cable operator to provide telecommunications services or facilities, other than an institutional network, as a condition to a grant, renewal or transfer of a cable franchise, and franchising authorities are preempted from regulating telecommunications services provided by cable operators and from requiring cable operators to obtain a franchise to provide such services. The 1996 Cable Act also repealed the 1992 Cable Act's anti-trafficking provision, which generally required the holding of cable television systems for three years.

         It is premature to predict the specific effects of the 1996 Act on the cable industry in general or the Partnership in particular. The FCC shortly will be undertaking numerous rulemaking proceedings to interpret and implement the 1996 Act. It is not possible at this time to predict the outcome of those proceedings or their effect on the Partnership.

         Cable Television Consumer Protection and Competition Act of 1992. The 1992 Cable Act, which became effective on December 4, 1992, caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally mandated a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable television systems in the United States, including those owned and managed by the General Partner, became subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allowed the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993.

         In compliance with these rules, the General Partner on behalf of the Partnership reduced rates charged for certain regulated services in the Partnership's cable systems effective September 1, 1993. These reductions resulted in some decrease in Partnership revenues and operating income before depreciation and amortization; however, the decrease was not as severe as originally anticipated. The General Partner has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

         On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations generally required rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. Further rate reductions for cable systems whose rates are below the revised benchmark levels, as well as reductions that would require operators to reduce rates below benchmark levels in order to achieve a 17 percent rate reduction, were held in abeyance pending completion of cable system cost studies. The FCC recently requested some of these "low price" systems to complete cost study questionnaires. After review of these questionnaires, the FCC could decide to permanently defer any further rate reductions, or require the additional 7 percent rate roll back for some or all of these systems. The FCC has also adopted its proposed upgrade methodology by which operators would be permitted to recover the costs of upgrading their plant.

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

         On November 10, 1994, the FCC also announced a revision to its regulations governing the manner in which cable operators may charge subscribers for new cable programming services. In addition to the present formula for calculating the permissible rate for new services, the FCC instituted a three-year flat fee mark-up plan for charges relating to new channels of cable programming services. Commencing on January 1, 1995, cable system operators may charge for new channels of cable programming services added after May 14, 1994 at a rate of up to 20 cents per channel, but may not make adjustments to monthly rates totaling more than $1.20 plus an additional 30 cents for programming license fees per subscriber over the first two years of the three-year period for these new services. Operators may charge an additional 20 cents in the third year only for channels added in that year plus the costs for the programming. Operators electing to use the 20 cent per channel adjustment may not also take a 7.5 percent mark-up on programming cost increases, which is permitted under the FCC's current rate regulations. The FCC has requested further comment as to whether cable operators should continue to receive the 7.5 percent mark-up on increases in license fees on existing programming services.

         The FCC also announced that it will permit operators to offer a "new product tier" ("NPT"). Operators will be able to price the NPT as they elect so long as, among other conditions, other channels that are subject to rate regulation are priced in conformity with applicable regulations and operators do not remove programming services from existing tiers and offer them on the NPT.

         In September 1995, the FCC authorized a new, alternative method of implementing rate adjustments which will allow cable operators to increase rates for programming annually on the basis of projected increases in external costs (inflation, costs for programming, franchise-related obligations and changes in the number of regulated channels) rather than on the basis of cost increases incurred in the preceding calendar quarter. Operators that elect not to recover all of their accrued external costs and inflation pass-throughs each year may recover them (with interest) in subsequent years.

         In December 1995, the FCC adopted final cost-of-service rate regulations requiring, among other things, cable operators to exclude 34 percent of system acquisition costs related to intangible and tangible assets used to provide regulated services. The FCC also reaffirmed the industry-wide
11.25 percent after tax rate of return on an operator's allowable rate base, but initiated a further rulemaking in which it proposes to use an operator's actual debt cost and capital structure to determine an operator's cost of capital or rate of return. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services are indexed for inflation, and operators are permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         The United States Court of Appeals for the District of Columbia Circuit recently upheld the FCC's rate regulations implemented pursuant to the 1992 Cable Act, but ruled that the FCC impermissibly failed to permit cable operators to adjust rates for certain cost increases incurred during the period between the date the 1992 Cable Act was passed through the initial date of rate regulation. The FCC has not yet implemented the court's ruling.

         There have been several lawsuits filed by cable operators and programmers in federal court challenging various aspects of the 1992 Cable Act including its provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court. The United States Supreme Court vacated the lower court decision on June 27, 1994 and remanded the case to the district court for further development of a factual record. On December 12, 1995, the three-judge federal district court again upheld the must-carry rules' validity. This decision has been appealed to the United States Supreme Court.

         In 1993, a federal district court upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services have been found unconstitutional and these decisions have been appealed. The FCC's regulations relating to the carriage of indecent programming, which were recently upheld by the United States Court of Appeals for the District of Columbia, have been appealed to the United States Supreme Court.

         Franchising. The responsibility for franchising or other authorization of cable television systems is left to state and local authorities. There are, however, several provisions in the 1984 Cable Act that govern the terms and conditions under which cable television systems provide service. These include uniform standards and policies that are applicable to cable television operators seeking renewal of a cable television franchise.
The procedures established provide for a formal renewal process should the franchising authority and the cable television operator decline to use an informal procedure. A franchising authority unable to make a preliminary determination to renew a franchise is required to hold a hearing in which the operator has the right to participate. In the event a determination is made not to renew the franchise at the conclusion of the hearing, the franchising authority must provide the operator with a written decision stating the specific reasons for non-renewal. Generally, the franchising authority can finally decide not to renew a franchise only if it finds that the cable operator has not substantially complied with the material terms of the present franchise, has not provided reasonable service in light of the community's needs, does not have the financial, legal or technical ability to provide the services being proposed for the future, or has not presented a reasonable proposal for future service. A final decision of non-renewal by the franchising authority is appealable in court.

         A provision of the 1996 Act preempts franchising authorities from regulating telecommunications services provided by cable operators and from requiring cable operators to obtain a franchise to provide such services. A franchising authority may not require a cable operator to provide telecommunications services or facilities, other than an institutional network, as a condition to a grant, renewal or transfer of a cable franchise.

         GENERAL. The Aurora System's business consists of providing cable television services to a large number of customers, the loss of any one of which would have no material effect on its business. The Aurora System has had some subscribers who later terminated the service. Terminations occur primarily because people move to another home or to another city. In other cases, people terminate on a seasonal basis or because they no longer can afford or are dissatisfied with the service. The amount of past due accounts in the Aurora System is not significant. The Managing General Partner's policy with regard to past due accounts is basically one of disconnecting service before a past due account becomes material.

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

                              ITEM 2.  PROPERTIES

         The Aurora System was acquired by the Venture in May 1990. The following sets forth (i) the monthly basic plus service rates charged to subscribers, (ii) the number of basic subscribers and pay units and (iii) the range of franchise expiration dates for the Aurora System. The monthly basic service rates set forth herein represent, with respect to systems with multiple headends, the basic service rate charged to the majority of the subscribers within the system. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1995, the Aurora System operated cable plant, passing approximately 69,500 homes, representing an approximate 63% penetration rate. Figures for numbers of subscribers, miles of cable plant and homes passed are compiled from the Managing General Partner's records and may be subject to adjustments.

                                                                                   At December 31,
                                                                   ----------------------------------------------
         AURORA SYSTEM                                             1995                 1994                 1993
         -------------                                             ----                 ----                 ----
         Monthly basic plus service rate                      $     22.58          $    21.08           $     21.08
         Basic subscribers                                         43,982              40,666                37,426
         Pay units                                                 25,938              27,856                28,283



                           ITEM 3.  LEGAL PROCEEDINGS

         None.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                    PART II.

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
                      AND RELATED SECURITY HOLDER MATTERS

         While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of February 15, 1996, the number of equity security holders in the Partnership was 2,938.

Item 6.  Selected Financial Data

                                                                For the Year Ended December 31,
                                         ------------------------------------------------------------------------------
IDS/Jones Growth Partners 89-B, Ltd.        1995           1994             1993            1992               1991
- ------------------------------------     -----------   -------------     ----------      -----------        -----------
Revenues                                 $         -   $          -      $        -      $         -         $        -
Depreciation and
  Amortization                                     -              -               -                -                  -
Operating Income                                   -              -               -                -                  -
Net Loss                                  (2,237,773)    (2,171,573)     (2,011,841)      (2,005,831)        (3,124,096)
Net Loss
  per Limited Partnership
  Unit                                        (34.95)        (33.92)         (31.42)          (31.33)            (48.80)
Weighted Average Number of
  Limited Partnership
  Units Outstanding                           63,383         63,383          63,383           63,383             63,383
General Partners' Deficit                   (153,754)      (130,876)       (109,160)         (89,042)           (68,984)
Limited Partners' Capital (Deficit)       (1,298,873)       916,522       3,066,379        5,160,495          7,146,268
Total Assets                                       -        888,039       3,059,612        5,071,453          7,077,284
Debt                                               -              -               -                -                  -



IDS/Jones Joint Venture Partners                             For the Year Ended December 31,
- --------------------------------         ------------------------------------------------------------------------------
                                            1995            1994            1993            1992               1991
                                         -----------    -----------     -----------      -----------        -----------
Revenues                                 $16,860,900    $15,388,489     $15,196,068      $14,486,583        $13,196,389
Depreciation and Amortization             10,317,694     10,601,501      10,883,845       10,507,110         10,474,319
Operating Loss                            (5,411,813)    (5,888,186)     (5,816,179)      (5,481,821)        (6,105,858)
Net Loss                                  (9,171,199)    (8,899,892)     (8,245,251)      (8,220,617)       (10,158,372)
Partners' Capital                          2,830,078     12,001,277      20,901,169       29,146,420         37,367,037
Total Assets                              51,448,914     57,752,046      64,595,970       73,796,057         80,534,496
Debt                                      45,909,122     43,566,064      41,604,580       43,678,543         41,825,847
Jones Intercable, Inc. Advances              331,185        933,949       1,056,828          345,859            486,652

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

FINANCIAL CONDITION

         The Partnership owns a 24 percent interest in the Venture. The Partnership's investment in this cable television joint venture, accounted for under the equity method, decreased by $2,237,773 compared to the December 31, 1994 balance. This decrease represents the Partnership's share of losses generated by the Venture during 1995. These losses are anticipated to continue. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for the Venture for details pertaining to its financial condition.

                        IDS/JONES JOINT VENTURE PARTNERS

Results of Operations

         1995 Compared to 1994

         Revenues of the Venture's Aurora System totaled $16,860,900 in 1995 compared to $15,388,489 in 1994, an increase of $1,472,411, or approximately 10 percent. An increase in the number of basic subscribers accounted for approximately 57 percent of the increase in revenues. The number of basic subscribers totaled 43,982 at December 31, 1995 compared to 40,666 at December 31, 1994, an increase of 3,316, or approximately 8 percent. Basic service rate adjustments accounted for approximately 40 percent of the increase in revenues. The increase in revenues was partially offset by a decrease in premium service subscriptions. The number of premium service subscriptions decreased 1,918, or approximately 7 percent, to 25,938 at December 31, 1995 from 27,856 at December 31, 1994. No other individual factor was significant to the increase in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Aurora System. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses totaled $9,809,178 in 1995 compared to $8,655,004 in 1994, an increase of $1,154,174, or approximately 13 percent. Operating expenses represented 58 percent of revenues in 1995 and 56 percent of revenues in 1994. Increases in programming fees, personnel expenses and office related expenses primarily accounted for the increase in operating expenses in 1995.
No other individual factor contributed significantly to the increase.

         Management and supervision fees and allocated overhead from the General Partners totaled $2,145,841 in 1995 compared to $2,020,170 in 1994, an increase of $125,671, or approximately 6 percent. The increase was primarily due to the increase in revenues, upon which such management and supervision fees are based.

         Depreciation and amortization expense totaled $10,317,694 in 1995 compared to $10,601,501 in 1994, a decrease of $283,807, or approximately 3 percent. The decrease was due to the maturation of a portion of the tangible asset base.

         Operating loss totaled $5,411,813 in 1995 compared to $5,888,186 in 1994, a decrease of $476,373, or approximately 8 percent. The decrease was due to the increase in revenues and the decrease in depreciation and amortization expense exceeding the increases in operating expenses and management and supervision fees and allocated overhead from the General Partners.

         The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization totaled $4,905,881 in 1995 compared to $4,713,315 in 1994, an increase of $192,566, or approximately 4 percent. The increase was due to the increase in revenues exceeding the increases in operating expenses and management and supervision fees and allocated overhead from the General Partners.

         Interest expense totaled $3,767,376 in 1995 compared to $2,856,678 in 1994, an increase of $910,698, or approximately 32 percent. The increase was due to higher effective interest rates and higher outstanding balances on interest bearing obligations.

         Consolidated loss totaled $9,171,199 in 1995 compared to $8,899,892 in 1994, an increase of $271,307, or approximately 3 percent. This increase was due to the factors discussed above.

         1994 Compared to 1993

         Revenues of the Venture increased $192,421, or approximately 1 percent, to $15,388,489 in 1994 from $15,196,068 in 1993. An increase in the subscriber base primarily accounted for the increase in revenues. Basic subscribers increased 3,240, or approximately 9 percent, from 37,426 at December 31, 1993 to 40,666 at December 31, 1994. The increase in revenues would have been greater but for the reduction in basic rates due to basic rate regulations issued by the FCC in April 1993 with which the Venture complied effective September 1993. No other individual factor was significant to the increase in revenues.

         Operating expenses increased $545,609, or approximately 7 percent, to $8,655,004 in 1994 from $8,109,395 in 1993. Operating expenses represented 53 percent of revenue in 1993 and 56 percent in 1994. Increases in programming expenses, due in part to the increase in the subscriber base, were primarily responsible for the increase in operating expenses. No other individual factors contributed significantly to the increase.

         Management and supervision fees and allocated overhead from the General Partners increased $1,163, less than 1 percent, to $2,020,170 in 1994 from $2,019,007 in 1993 due primarily to the increase in revenues, upon which management and supervision fees and allocated overhead are based. The increase was partially offset by a decrease in allocated expenses from the Managing General Partner resulting from a change in allocation methods effective December 1, 1993.

         Depreciation and amortization expense decreased $282,344, or approximately 3 percent, to $10,601,501 in 1994 from $10,883,845 in 1993 due to the maturation of a portion of the Venture's intangible asset base.

         Operating loss increased $72,007, or approximately 1 percent, to $5,888,186 in 1994 from $5,816,179 in 1993 due to the increases in operating expenses and management and supervision fees from the General Partners exceeding the increase in revenues and the decrease in depreciation and amortization expense.

         Operating income before depreciation and amortization decreased $354,351, or approximately 7 percent, to $4,713,315 in 1994 from $5,067,666 in
1993 due to the increases in operating expenses and management and supervision fees from the General Partners exceeding the increase in revenues.

         Interest expense increased $606,572, or approximately 27 percent, to $2,856,678 in 1994 from $2,250,106 in 1993 due to higher effective interest rates and higher outstanding balances on interest bearing obligations.

         Consolidated loss increased $654,641, or approximately 8 percent, to $8,899,892 in 1994 from $8,245,251 in 1993. This loss was due to the factors discussed above.

FINANCIAL CONDITION

         For the year ended December 31, 1995, the Venture generated net cash from operating activities totaling $1,583,254, which is available to fund capital expenditures and non-operating costs. During 1995, the Venture expended approximately $3,872,000 on capital expenditures. Approximately 50 percent of the expenditures related to plant extensions. Approximately 28 percent of the expenditures related to construction of service drops to subscriber homes. The remainder of the expenditures was used for various enhancements in the Aurora System. Funding for these expenditures was provided by cash on hand, cash generated from operations and borrowings from the Venture's credit facility. Budgeted capital expenditures for 1996 are approximately $4,061,000. Approximately 33 percent of the expenditures are for plant extensions. Approximately 13 percent of the expenditures are for construction of service drops to subscriber homes. Approximately 9 percent of the anticipated capital expenditures are for system rebuilds and upgrades. The remainder is for various enhancements in the Aurora System. Funding for the expenditures is expected to be provided by cash generated from operations and, if available, borrowings under the Venture's credit facility, as discussed below.

         On December 5, 1991, Jones Intercable, Inc. ("Intercable") made an equity investment in the Venture in the amount of $2,872,000 and a loan of $1,800,000 to the Venture. On that date, IDS Management Corporation also made an equity investment of $2,872,000 in the Venture and a loan to the Venture in the amount of $1,800,000. A portion of the $1,800,000 loan from IDS Management Corporation has been repaid. See discussion below. The loans from Intercable and IDS Management Corporation are subordinate to the Venture's revolving credit and term loan. These loans have matured. Although IDS Management Corporation and Intercable have not formally extended their loans, they have not demanded repayment. In the first quarter of 1994, Intercable agreed to subordinate to all other Venture debt its $1,406,647 advance to the Venture outstanding at March 30, 1994 and IDS Management Corporation made an additional loan of $1,000,000 to the Venture to fund principal repayments due at the end of March 1994 on the Venture's then-outstanding term loan. In the second quarter of 1994, Intercable made a loan of $1,000,000 to the Venture to fund principal repayments due at the end of June 1994 on the Venture's then-outstanding term loan. This loan has been repaid. See discussion below. The interest rates on the respective loans, which will vary from time to time, with respect to IDS Management Corporation's loans, are at its cost of borrowing, and, with respect to Intercable's loans, are at its weighted average cost of borrowing. It is anticipated that the remaining loans will be repaid over time with borrowings from the Venture's revolving credit and term loan, as discussed below. If the December 5, 1991 loans are not fully repaid, Intercable and IDS Management Corporation, respectively, will have the right, among other rights, to convert the unpaid portion of these loans to equity in the Venture.

         In November 1994, the Venture entered into a revolving credit and term loan agreement with a commercial bank. This credit facility has a maximum amount available of $45,000,000. At December 31, 1995, $40,800,000 was
outstanding under this agreement, leaving $4,200,000 available for future needs of the Venture. Borrowings from this credit facility were used to repay the balance of the Venture's previous term loan of $36,000,000, to repay to Intercable the $1,000,000 advanced by Intercable to fund the Venture's June 1994 debt repayment plus interest, to repay to IDS Management Corporation $880,000 of principal plus interest on the $1,800,000 loan from IDS Management Corporation dated December 5, 1991, to pay certain fees incurred in obtaining the new credit facility and to provide liquidity for capital expenditures. During the second quarter of 1995, the Venture repaid IDS Management Corporation an additional $120,000 of principal plus interest on the $1,800,000 loan dated December 5, 1991, leaving $800,000 of principal remaining to be repaid on this loan. The revolving credit period of the Venture's credit facility expires January 1, 1997, at which time the then-outstanding balance converts to a term loan payable in 28 consecutive quarterly installments. Interest on the credit facility is at the Venture's option of the Base Rate plus .75 percent, the London Interbank Offered Rate ("LIBOR") plus 1.75 percent or the Certificate of Deposit Rate plus 1.875 percent. The Venture anticipates repaying the remaining notes outstanding to related parties with borrowings from this credit facility. As borrowings become available, subject to leverage covenants, the related parties' notes will be repaid including accrued interest in the following order: first, to IDS Management Corporation the remaining $800,000 of the $1,800,000 note dated December 5, 1991; second, to Intercable the $1,800,000 note dated December 5, 1991; third, to IDS Management Corporation the $1,000,000 note dated March 30, 1994; and fourth, to Intercable the $1,406,647 subordinated advance.

         As a result of their equity contributions to the Venture, IDS Management Corporation and Intercable each have 5 percent equity interest in the Venture, the Partnership has a 24 percent interest and IDS/Jones Growth Partners II, L.P. has a 66 percent interest. If any unpaid portion of the December 5, 1991 subordinated loans are converted to equity, the ownership percentages will be adjusted accordingly.

REGULATION AND LEGISLATION

         The Venture has filed cost-of-service showings in response to rulemakings concerning the 1992 Cable Act for its Aurora System and thus anticipates no further reductions in rates in these systems. The cost-of-service showings have not yet received final approvals from regulatory authorities, however, and there can be no assurance that the Partnership's cost-of-service showings will prevent further rate reductions in these systems until such final approvals are received.

         The Telecommunications Act of 1996 (the "1996 Act"), which became law on February 8, 1996, substantially revised the Communications Act of 1934, as amended, including the 1984 Cable Act and the 1992 Cable Act, and has been described as one of the most significant changes in communications regulation since the original Communications Act of 1934. The 1996 Act is intended, in part, to promote substantial competition in the telephone local exchange and in the delivery of video and other services. As a result of the 1996 Act, local telephone companies (also known as local exchange carriers or "LECs") and other service providers are permitted to provide video programming, and cable television operators are permitted entry into the telephone local exchange market. The FCC is required to conduct rulemaking proceedings over the next several months to implement various provisions of the 1996 Act.

         Among other provisions, the 1996 Act modified the 1992 Cable Act by deregulating the cable programming service tier of large cable operators including the Venture effective March 31, 1999 and the cable programming service tier of "small" cable operators in systems providing service to 50,000 or fewer subscribers effective immediately. The 1996 Act also revised the procedures for filing cable programming service tier rate complaints and adds a new effective competition test.

         It is premature to predict the specific effects of the 1996 Act on the cable industry in general or the Venture in particular. The FCC will be undertaking numerous rulemaking proceedings to interpret and implement the 1996 Act. It is not possible at this time to predict the outcome of those proceedings or their effect on the Venture. See Item 1.

Item 8.  Financial Statements

                      IDS/JONES GROWTH PARTNERS 89-B, LTD.

                              FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1995 AND 1994

                                     INDEX

                                                                                            Page
                                                                                ----------------------------

                                                                                  89-B               Venture
                                                                                --------             -------
Report of Independent Public Accountants                                          16                    24

Balance Sheets                                                                    17                    25

Statements of Operations                                                          18                    27

Statements of Partners' Capital (Deficit)                                         19                    28

Statements of Cash Flows                                                          20                    29

Notes to Financial Statements                                                     21                    30

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of IDS/Jones Growth Partners 89-B, Ltd.:

We have audited the accompanying balance sheets of IDS/JONES GROWTH PARTNERS 89-B, LTD. (a Colorado limited partnership as of December 31, 1995 and 1994, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDS/Jones Growth Partners 89-B, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




                                             /s/ ARTHUR ANDERSEN LLP
                                             ARTHUR ANDERSEN LLP


Denver, Colorado,
  March 8, 1996.

                      IDS/JONES GROWTH PARTNERS 89-B, LTD.
                            (A Limited Partnership)

                                 BALANCE SHEETS


                                                                                     December 31,
                                                                           -------------------------------

                                                                               1995               1994
                                                                           ------------       ------------
                     ASSETS                                               $           -      $           -
                     ------                                                ============       ============

       LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
       -------------------------------------------

LIABILITIES:
  Loss in excess of investment in (investment in) cable television
    joint venture                                                         $   1,349,734      $    (888,039)
  Accounts payable -affiliate                                                   102,393            102,393
                                                                           ------------       ------------

           Total liabilities                                                  1,452,127           (785,646)
                                                                           ------------       ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                                             500                500
    Accumulated deficit                                                        (153,754)          (131,376)
                                                                           ------------       ------------

                                                                               (153,254)          (130,876)
                                                                           ------------       ------------

  Limited Partners-
    Contributed capital (63,383 units
      outstanding at December 31, 1995
      and 1994)                                                              12,623,901         12,623,901
    Accumulated deficit                                                     (13,922,774)       (11,707,379)
                                                                           ------------       ------------

                                                                             (1,298,873)           916,522
                                                                           ------------       ------------

         Total liabilities and partners' capital (deficit)                $           -      $           -
                                                                           ============       ============


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                      IDS/JONES GROWTH PARTNERS 89-B, LTD.
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                                                             Year Ended December 31,
                                                               ------------------------------------------------

                                                                   1995               1994             1993
                                                               ------------       ------------     ------------
EQUITY IN NET LOSS OF CABLE TELEVISION
  JOINT VENTURE                                               $  (2,237,773)     $  (2,171,573)   $  (2,011,841)
                                                               ------------       ------------     ------------

NET LOSS                                                      $  (2,237,773)     $  (2,171,573)   $  (2,011,841)
                                                               ============       ============     ============

ALLOCATION OF NET LOSS:
  General Partners                                            $     (22,378)     $     (21,716)   $     (20,118)
                                                               ============       ============     ============

  Limited Partners                                            $  (2,215,395)     $  (2,149,857)   $  (1,991,723)
                                                               ============       ============     ============

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                            $      (34.95)     $      (33.92)    $     (31.42)
                                                               ============       ============     ============

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                      63,383            63,383            63,383
                                                               ============       ============     ============


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                      IDS/JONES GROWTH PARTNERS 89-B, LTD.
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)


                                                                              Year Ended December 31,
                                                               ----------------------------------------------------

                                                                  1995                  1994               1993
                                                               -----------          ------------        -----------
GENERAL PARTNERS:
  Jones Cable Corporation
        Balance, beginning of year                            $    (65,438)        $     (54,580)      $    (44,521)
        Net loss for year                                          (11,189)              (10,858)           (10,059)
                                                               -----------          ------------        -----------

        Balance, end of year                                  $    (76,627)        $     (65,438)      $    (54,580)
                                                               ===========          ============        ===========

  IDS Cable Corporation
        Balance, beginning of year                            $    (65,438)        $     (54,580)      $    (44,521)
        Net loss for year                                          (11,189)              (10,858)           (10,059)
                                                               -----------          ------------        -----------

        Balance, end of year                                  $    (76,627)        $     (65,438)      $    (54,580)
                                                               ===========          ============        ===========

  Total
        Balance, beginning of year                            $   (130,876)        $    (109,160)      $    (89,042)
        Net loss for year                                          (22,378)              (21,716)           (20,118)
                                                               -----------          ------------        -----------

        Balance, end of year                                  $   (153,254)        $    (130,876)      $   (109,160)
                                                               ===========          ============        ===========

LIMITED PARTNERS:
        Balance, beginning of year                            $    916,522         $   3,066,379       $  5,160,495
        Less-Syndication costs                                           -                     -           (102,393)

        Net loss for year                                       (2,215,395)           (2,149,857)        (1,991,723)
                                                               -----------          ------------        -----------

        Balance, end of year                                  $ (1,298,873)        $     916,522       $  3,066,379
                                                               ===========          ============        ===========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                      IDS/JONES GROWTH PARTNERS 89-B, LTD.
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                                Year Ended December 31,
                                                                   -----------------------------------------------

                                                                      1995               1994              1993
                                                                   ----------         ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $(2,237,773)       $(2,171,573)      $(2,011,841)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
      Equity in net loss of
        Cable Television Joint Venture                              2,237,773          2,171,573         2,011,841
      Increase in advances from affiliates                                  -                  -           102,393
                                                                   ----------         ----------        ----------

      Net cash provided by operating activities                             -                  -           102,393
                                                                   ----------         ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Syndication costs                                                        -                  -          (102,393)
                                                                   ----------         ----------        ----------

      Net cash used in financing activities                                 -                  -          (102,393)
                                                                   ----------         ----------        ----------

Net change in cash                                                          -                  -                 -

Cash, beginning of year                                                     -                  -                 -
                                                                   ----------         ----------        ----------

Cash, end of year                                                 $         -        $         -       $         -
                                                                   ==========         ==========        ==========


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

         Formation of Joint Venture

         On May 30, 1990, the Partnership and IDS/Jones Growth Partners II, L.P. ("Growth Partners II"), an affiliated Colorado limited partnership, formed a Colorado general partnership known as IDS/Jones Joint Venture Partners (the "Venture"). The Venture was formed for the purpose of acquiring the cable television system serving the communities of Aurora, North Aurora, Montgomery, Plano, Oswego, Sandwich, Yorkville and certain unincorporated areas of Kendall and Kane Counties, all in the state of Illinois (the "Aurora System"). Under the joint venture agreement between the joint venture partners, profits, losses and distributions of the Venture will be shared in proportion to total capital contributions made by the individual venture partners. Initial Venture capitalization was accomplished through contributions by Growth Partners II of $15,992,000 and the Partnership of $14,008,000. On September 30, 1991, Growth Partners II's offering closed with limited partner subscriptions totaling $43,585,750, of which $37,592,709 was contributed to the Venture.

         In the fourth quarter of 1991, due to the necessity for additional funding for the Venture, Intercable made an equity investment in the Venture in the amount of $2,872,000 and a loan of $1,800,000 to the Venture. IDS Management Corporation also made an equity investment of $2,872,000 in the Venture and a loan to the Venture in the amount of $1,800,000. A portion of the loan from IDS Management Corporation was repaid in November 1994 and in June 1995. As a result of their equity contributions to the Venture, IDS Management Corporation and Intercable each have a 5 percent equity interest in the Venture, Growth Partners II has a 66 percent interest and the Partnership has a 24 percent interest.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Records

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The Partnership's tax returns are also prepared on the accrual basis.

         The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partner's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Investment in Cable Television Joint Venture

         The investment in the Venture is accounted for under the equity method. The Venture incurred losses of $9,171,199, $8,899,892 and $8,245,251 in 1995, 1994 and 1993, respectively, of which $2,237,773, $2,171,573 and
$2,011,841, respectively, were allocated to the Partnership. The operations of the Venture are significant to the Partnership and should be reviewed in conjunction with these financial statements. Reference is made to the accompanying financial statements of the Venture on pages 25 to 35.

(3)      TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         Management Fees, Supervision Fees, Distribution Ratios and
Reimbursements

         Intercable manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to Intercable by the Venture during the years ended December 31, 1995, 1994 and 1993 (reflecting the Partnership's 24 percent interest in the Venture) were $205,703, $187,739 and $185,392, respectively.

         The Supervising General Partner participates in certain management decisions of the Partnership and receives a fee for its services equal to 1/2 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Supervision fees paid to the Supervising General Partner by the Venture during the years ended December 31, 1995, 1994 and 1993 (reflecting the Partnership's 24 percent interest in the Venture) were $20,570, $18,774 and $18,539, respectively.

         Any partnership distributions made from cash flow (defined as cash receipts derived from routine operations, less debt principal and interest payments and cash expenses) are allocated 99 percent to the limited partners, 1/2 percent to the Managing General Partner and 1/2 percent to the Supervising General Partner. Any distributions other than interest income on limited partner subscriptions earned prior to the acquisition of the Partnership's first cable television system or from cash flow, such as from the sale or refinancing of a system or upon dissolution of the Partnership, will be made as follows: first, to the limited partners in an amount which, together with all prior distributions, will equal 125 percent of the amount initially contributed to the Partnership capital by the limited partners; the balance, 75 percent to the limited partners, 12-1/2 percent to the Managing General Partner and 12-1/2 percent to the Supervising General Partner. As of December 31, 1995, the Partnership had made no such distributions.

         The Partnership reimburses Intercable for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based on actual time spent by employees of Intercable with respect to each partnership managed. Remaining expense are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by Intercable and certain of its affiliates. Systems owned by Intercable and all other systems owned by partnerships for which Intercable or affiliates are the general partners are also allocated a proportionate share of these expenses. The Managing General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to Intercable by the Partnership for allocated overhead and administrative expenses during the years ended December 31, 1995, 1994 and 1993 (reflecting the Partnership's 24 percent interest in the Venture) were $297,312, $286,408 and $288,707, respectively. The Supervising General Partner may also be reimbursed for certain expenses incurred on behalf of the Partnership. There were no reimbursements made to the Supervising General Partner for allocated overhead and administrative expenses during the years ended December 31, 1995, 1994 and 1993.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of IDS/Jones Joint Venture Partners:

         We have audited the accompanying balance sheets of IDS/JONES JOINT VENTURE PARTNERS (a Colorado general partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDS/Jones Joint Venture Partners as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.





                                        /s/ ARTHUR ANDERSEN LLP
                                        ARTHUR ANDERSEN LLP




Denver, Colorado,
  March 8, 1996.

                        IDS/JONES JOINT VENTURE PARTNERS
                            (A General Partnership)

                                 BALANCE SHEETS


                                                                                   December 31,
                                                                     --------------------------------------

                     ASSETS                                              1995                      1994
                     ------                                          -------------             ------------
CASH                                                                $        6,803            $      57,284

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $49,993 and $50,993
  at December 31, 1995 and 1994, respectively                              463,098                  403,428

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                38,380,661               34,508,868
  Less-accumulated depreciation                                        (17,672,119)             (14,180,482)
                                                                     -------------             ------------

                                                                        20,708,542               20,328,386

  Franchise costs, net of accumulated amortization
    of $36,763,405 and $31,231,579 at December 31, 1995
    and 1994, respectively                                              21,803,716               27,335,542
  Subscriber lists, net of accumulated amortization
    of $6,020,842 and $4,951,136 at December 31, 1995
    and 1994, respectively                                               1,598,661                2,668,367
  Costs in excess of interests in net assets
    purchased, net of accumulated amortization
    of $1,045,974 and $859,836 at December 31, 1995
    and 1994, respectively                                               6,465,397                6,651,535
                                                                     -------------             ------------

         Total investment in cable television
           properties                                                   50,576,316               56,983,830


DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                            402,697                  307,504
                                                                     -------------             ------------

         Total assets                                               $   51,448,914            $  57,752,046
                                                                     =============             ============


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                        IDS/JONES JOINT VENTURE PARTNERS
                            (A General Partnership)

                                 BALANCE SHEETS

                                                                                      December 31,
                                                                         --------------------------------------

      LIABILITIES AND PARTNERS' CAPITAL                                     1995                       1994
      ---------------------------------                                  -----------                -----------
LIABILITIES:
  Debt                                                                  $ 45,909,122               $ 43,566,064
  Accounts payable-Jones Intercable, Inc.                                    331,185                    933,949
  Accrued liabilities                                                      2,315,955                  1,195,893
  Subscriber prepayments                                                      62,574                     54,863
                                                                         -----------                -----------

         Total liabilities                                                48,618,836                 45,750,769
                                                                         -----------                -----------

COMMITMENTS AND CONTINGENCIES (Note 7)


PARTNERS' CAPITAL:
  Contributed capital                                                     57,344,709                 57,344,709
  Accumulated deficit                                                    (54,514,631)               (45,343,432)
                                                                         ------------               -----------

                                                                           2,830,078                 12,001,277
                                                                         -----------                -----------

         Total liabilities and partners' capital                        $ 51,448,914               $ 57,752,046
                                                                         ===========                ===========


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                        IDS/JONES JOINT VENTURE PARTNERS
                            (A General Partnership)

                            STATEMENTS OF OPERATIONS


                                                                                Year Ended December 31,
                                                                  --------------------------------------------------

                                                                      1995               1994               1993
                                                                  ------------        -----------        -----------
REVENUES                                                         $  16,860,900       $ 15,388,489       $ 15,196,068

COSTS AND EXPENSES:
  Operating expenses                                                 9,809,178          8,655,004          8,109,395
  Management and supervision
    fees and allocated
    overhead from affiliates                                         2,145,841          2,020,170          2,019,007
  Depreciation and amortization                                     10,317,694         10,601,501         10,883,845
                                                                  ------------        -----------        -----------

OPERATING LOSS                                                      (5,411,813)        (5,888,186)        (5,816,179)
                                                                  ------------        -----------        -----------

OTHER INCOME (EXPENSE):
  Interest expense                                                  (3,767,376)        (2,856,678)        (2,250,106)
  Other, net                                                             7,990           (155,028)          (178,966)
                                                                  ------------        -----------        -----------

         Total other income (expense)                               (3,759,386)        (3,011,706)        (2,429,072)
                                                                  ------------        -----------        -----------

NET LOSS                                                         $  (9,171,199)      $ (8,899,892)      $ (8,245,251)
                                                                  ============        ===========        ===========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                        IDS/JONES JOINT VENTURE PARTNERS
                            (A General Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)


                                                                                Year Ended December 31,
                                                                  ------------------------------------------------

                                                                     1995               1994              1993
                                                                  -----------        -----------       -----------
IDS/JONES GROWTH PARTNERS 89-B:
  Balance, beginning of year                                     $    888,039       $  3,059,612      $  5,071,453
  Net loss for year                                                (2,237,773)        (2,171,573)       (2,011,841)
                                                                  -----------        -----------       -----------

  Balance, end of year                                           $ (1,349,734)      $    888,039      $  3,059,612
                                                                  ===========        ===========       ===========

IDS/JONES GROWTH PARTNERS II:
  Balance, beginning of year                                     $  7,960,592       $ 13,798,921      $ 19,207,805
  Net loss for year                                                (6,016,306)        (5,838,329)       (5,408,884)
                                                                  -----------        -----------       -----------

  Balance, end of year                                           $  1,944,286       $  7,960,592      $ 13,798,921
                                                                  ===========        ===========        ==========

JONES INTERCABLE, INC.:
  Balance, beginning of year                                     $  1,576,323       $  2,021,318      $  2,433,581
  Net loss for year                                                  (458,560)          (444,995)         (412,263)
                                                                  -----------        -----------       -----------

  Balance, end of year                                           $  1,117,763       $  1,576,323      $  2,021,318
                                                                  ===========         ==========        ==========

IDS MANAGEMENT CORPORATION:
  Balance, beginning of year                                     $  1,576,323       $  2,021,318      $  2,433,581
  Net loss for year                                                  (458,560)          (444,995)         (412,263)
                                                                  -----------        -----------       -----------

  Balance, end of year                                           $  1,117,763       $  1,576,323      $  2,021,318
                                                                  ===========         ==========        ==========

TOTAL:
  Balance, beginning of year                                     $ 12,001,277       $ 20,901,169      $ 29,146,420
  Net loss for year                                                (9,171,199)        (8,899,892)       (8,245,251)
                                                                  -----------        -----------       -----------

  Balance, end of year                                           $  2,830,078       $ 12,001,277      $ 20,901,169
                                                                  ===========        ===========       ===========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                        IDS/JONES JOINT VENTURE PARTNERS
                            (A General Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                           Year Ended December 31,
                                                               ----------------------------------------------

                                                                   1995             1994              1993
                                                               ------------      -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $  (9,171,199)    $ (8,899,892)     $(8,245,251)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
      Depreciation and amortization                              10,317,694       10,601,501       10,883,845
      Amortization of interest rate
        protection contract                                          52,500                -                -
      Decrease (increase) in trade receivables                      (59,670)         (37,919)          15,099
      Decrease (increase) in deposits, prepaid
        expenses and deferred charges                               (81,080)        (156,732)          11,335
      Increase in accrued liabilities and subscriber
        prepayments                                               1,127,773          217,363          408,138
      Increase (decrease) in advances
        from Jones Intercable, Inc.                                (602,764)        (122,879)         710,989
                                                               ------------      -----------       ----------

Net cash provided by operating activities                         1,583,254        1,601,442        3,784,155
                                                               ------------      -----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                        (3,871,793)      (3,587,639)      (2,997,575)
                                                               -------------     -----------       ----------

Net cash used in investing activities                            (3,871,793)      (3,587,639)      (2,997,575)
                                                               -------------     -----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                        3,016,410       40,900,085                -
  Repayment of debt                                                (673,352)     (38,938,601)      (2,073,963)
  Purchase of interest rate protection contract                    (105,000)               -                -
                                                               ------------      -----------       ----------

Net cash provi)efinancingdactivities                              2,238,058        1,961,484       (2,073,963)
                                                               ------------      -----------       ----------

Decrease in cash                                                    (50,481)         (24,713)      (1,287,383)

Cash, beginning of year                                              57,284           81,997        1,369,380
                                                               ------------      -----------       ----------

Cash, end of year                                             $       6,803     $     57,284      $    81,997
                                                               ============      ===========       ==========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Interest paid                                              $   2,974,550     $  2,516,358      $ 2,069,821
                                                               ============      ===========       ==========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                        IDS/JONES JOINT VENTURE PARTNERS
                            (A General Partnership)

                         NOTES TO FINANCIAL STATEMENTS


(1)      ORGANIZATION AND PARTNERS' INTERESTS

         Formation and Business

         On May 30, 1990, IDS/Jones Growth Partners 89-B, Ltd. ("IDS/Jones 89-B") and IDS/Jones Growth Partners II, L.P. ("IDS/Jones II") formed a Colorado general partnership known as IDS/Jones Joint Venture Partners (the "Venture"). The Venture was formed for the purpose of acquiring the cable television system serving the communities of Aurora, North Aurora, Montgomery, Plano, Oswego, Sandwich, Yorkville and certain unincorporated areas of Kendall and Kane Counties, all in the state of Illinois (the "Aurora System"). Under the joint venture agreement between the joint venture partners, profits, losses and distributions of the Venture will be shared in proportion to total capital contributions made by the individual venture partners. Initial Venture capitalization was accomplished through partner contributions by IDS/Jones II of $15,992,000 and IDS/Jones 89-B of $14,008,000. On
September 30, 1991, IDS/Jones II's offering closed with limited partner subscriptions totaling $43,585,750, of which $37,592,709 was contributed to the Venture.

         In the fourth quarter of 1991, due to the necessity for additional funding for the Venture, Jones Intercable, Inc. ("Intercable") made an equity investment in the Venture in the amount of $2,872,000 and a loan of $1,800,000 to the Venture. IDS Management Corporation also made an equity investment of $2,872,000 in the Venture and a loan to the Venture in the amount of $1,800,000. A portion of the loan from IDS Management Corporation was repaid in November 1994. See Note 5. Such equity investments and loans were used to repay the balance outstanding on the Venture's bridge facility, pay acquisition fees of $3,244,000 and the remainder of such funds were used for Venture working capital needs. The loans from Intercable and IDS Management Corporation are subordinate to the Venture's revolving credit and term loan agreement. These loans have matured. Although IDS Management Corporation and Intercable have not formally extended their loans, they have not demanded repayment. In the first quarter of 1994, Intercable agreed to subordinate to all other Venture debt its $1,406,647 advance to the Venture outstanding at March 30, 1994 and IDS Management Corporation made an additional loan of $1,000,000 to the Venture to fund principal repayments due at the end of March 1994 on the Venture's then-outstanding term loan. In the second quarter of 1994, Intercable made a loan of $1,000,000 to the Venture to fund principal repayments due at the end of June 1994 on the Venture's then-outstanding term loan. This loan has been repaid. The interest rates on the respective loans, which will vary from time to time, with respect to IDS Management Corporation's loan, are at its cost of borrowing, and, with respect to Intercable's loan, are at its weighted average cost of borrowing. It is anticipated that the remaining loans will be repaid over time with borrowings from the Venture's revolving credit and term loan, as discussed in Note (5). If the December 5, 1991 loans are not fully repaid, Intercable and IDS Management Corporation, respectively, will have the right, among other rights, to convert the unpaid portion of these loans to equity in the Venture.

         As a result of their equity contributions to the Venture, IDS Management Corporation and Intercable each have a 5 percent equity interest in the Venture, IDS/Jones II has an approximate 66 percent interest and IDS/Jones 89-B has an approximate 24 percent interest. If the December 5, 1991 loans are converted to equity, the ownership percentages will be adjusted accordingly.

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

         The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partner's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Allocation of Cost of Purchased Cable Television System

         The total purchase price of the Aurora System purchased by the Venture was allocated as follows: first, to the fair value of net tangible assets acquired; second, to the value of subscriber lists; third, to franchise costs; and fourth, to costs in excess of interests in net assets purchased. Acquisition fees paid to affiliates of the Managing General Partner and Supervising General Partner and other acquisition costs were capitalized and charged to intangible assets.

         Property, Plant and Equipment

         Depreciation of property, plant and equipment is provided primarily using the straight-line method over the following estimated service lives:

         Cable distribution systems                  5    -    15       years
         Equipment and tools                                    5       years
         Office furniture and equipment                         5       years
         Buildings                                  10    -    20       years
         Vehicles                                               3       years

         Replacements, renewals and improvements are capitalized and maintenance and repairs are charged to expense as incurred.

         Intangible Assets

         Costs assigned to franchises, subscriber lists and costs in excess of interests in net assets purchased will be amortized using the straight-line method over their remaining estimated useful lives.

         Franchise costs                            5       years
         Subscriber lists                           2       years
         Costs in excess of interests in
           net assets purchased                    35       years

         Revenue Recognition

         Subscriber prepayments are initially deferred and recognized as revenue when earned.

         Reclassification

         Certain prior year amounts have been reclassified to conform to the 1995 presentation.

(3)      TRANSACTIONS WITH JONES INTERCABLE, INC. AND AFFILIATES

         Management Fees, Supervision Fees, Distribution Ratios and
Reimbursements

         Intercable manages the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid by the Venture to Intercable during the years ended December 31, 1995, 1994, 1993 were $843,045, $769,424 and $759,803, respectively.

         The Supervising General Partners participate in certain management decisions of the Venture and receive a fee for their services equal to 1/2 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Supervision fees paid by the Venture to the Supervising General Partners during the years ended December 31, 1995, 1994, 1993 were $84,305, $76,942 and $75,980, respectively.

         The Venture reimburses Intercable for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are based on actual time spent by employees of Intercable with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by Intercable and certain of its affiliates. Systems owned by Intercable and all other systems owned by partnerships for which Intercable or affiliates are the general partners are also allocated a proportionate share of these expenses. Intercable believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to Intercable by the Venture for allocated overhead and administrative expenses during the year ended December 31, 1995, 1994, 1993 were $1,218,491, $1,173,804 and $1,183,224, respectively. The Supervising General Partners also are entitled to reimbursement for certain expenses incurred on behalf of the Venture. There were no reimbursements made to the Supervising General Partners by the Venture for allocated overhead and administrative expenses during the years ended December 31, 1995, 1994 and 1993.

         The Venture was charged interest by Intercable at an average interest rate of 10.51 percent on the amounts due Intercable and on the subordinated loans from Intercable, which approximates Intercable's weighted average cost of borrowing. Total interest charged to the Venture by Intercable during the years ended December 31, 1995, 1994 and 1993 was $481,211, $386,257 and $192,746,
respectively.

         The Venture was charged interest on the subordinated loans from IDS Management Corporation at an average interest rate of 7 percent, which approximated IDS Management Corporation's cost of borrowing. Total interest charged to the Venture by IDS Management Corporation during the years ended December 31, 1995, 1994 and 1993 was $120,970, $113,458 and $65,653,
respectively.

         Payments to Affiliates for Programming Services

         The Venture receives programming from Product Information Network, Superaudio, Mind Extension University and Jones Computer Network, all of which are affiliates of Intercable.

         Payments to Superaudio totaled $23,928, $23,558 and $22,627, respectively, during the years ended December 31, 1995, 1994 and 1993. Payments to Mind Extension University totaled $25,603, $21,347 and $13,168, respectively, during the years ended December 31, 1995, 1994 and 1993. Payments to Jones Computer Network, which initiated service in 1994, totaled $51,138 and $12,421 in 1995 and 1994, respectively.

         The Venture receives a commission from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network, which initiated service in 1994, paid commissions to the Venture totaling $29,347 and $11,442 in 1995 and 1994, respectively.

(4)       PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment as of December 31, 1995 and 1994, consisted of the following:

                                                                     1995                     1994
                                                                 ------------             ------------
          Cable distribution systems                             $ 36,726,927             $ 33,009,001
          Equipment and tools                                         661,881                  545,129
          Office furniture and equipment                              290,671                  271,414
          Vehicles                                                    622,722                  604,864
          Building                                                     78,460                   78,460
                                                                  -----------              -----------

                                                                   38,380,661               34,508,868

          Less-accumulated depreciation                           (17,672,119)             (14,180,482)
                                                                  -----------              -----------

                                                                 $ 20,708,542             $ 20,328,386
                                                                  ===========              ===========


(5)      DEBT

         Debt consists of the following:

                                                                                 December 31,
                                                                      --------------------------------
                                                                           1995              1994
                                                                      -------------     --------------
         Lending institutions-
           Revolving credit agreement                                 $  40,800,000      $  38,300,000
         Affiliated entities -
           Subordinated notes payable                                     5,006,647          5,126,647
         Capital lease obligations                                          102,475            139,417
                                                                       ------------       ------------

                                                                      $  45,909,122      $  43,566,064
                                                                       ============       ============

         On December 5, 1991, Intercable made an equity investment in the Venture in the amount of $2,872,000 and a loan of $1,800,000 to the Venture.
On that date, IDS Management Corporation also made an equity investment of $2,872,000 in the Venture and a loan to the Venture in the amount of $1,800,000. A portion of the $1,800,000 loan from IDS Management Corporation has been repaid. See discussion below. The loans from Intercable and IDS Management Corporation are subordinate to the Venture's revolving credit and term loan. These loans have matured. Although IDS Management Corporation and Intercable have not formally extended their loans, they have not demanded repayment. In the first quarter of 1994, Intercable agreed to subordinate to all other Venture debt its $1,406,647 advance to the Venture outstanding at March 30, 1994 and IDS Management Corporation made an additional loan of $1,000,000 to the Venture to fund principal repayments due at the end of March, 1994 on the Venture's then-outstanding term loan. In the second quarter of 1994, Intercable made a loan of $1,000,000 to the Venture to fund principal repayments due at the end of June, 1994 on the Venture's then-outstanding term loan. This loan has been repaid. See discussion below. The interest rates on the respective loans, which will vary from time to time, with respect to IDS Management Corporation's loans, are at its cost of borrowing, and, with respect to Intercable's loans, are at its weighted average cost of borrowing. It is anticipated that the remaining loans will be repaid over time with borrowings from the Venture's revolving credit and term loan, as discussed below. If the December 5, 1991 loans are not fully repaid, Intercable and IDS Management Corporation, respectively, will have the right, among other rights, to convert the unpaid portion of these loans to equity in the Venture.

         In November 1994, the Venture entered into a revolving credit and term loan agreement with a commercial bank. This credit facility has a maximum amount available of $45,000,000. At December 31, 1995, $40,800,000 was
outstanding under this agreement, leaving $4,200,000 available for the future needs of the Venture. Borrowings from this credit facility were used to repay the balance of the Venture's previous term loan of $36,000,000, to repay to Intercable the $1,000,000 advanced by Intercable to fund the Venture's June 1994 debt repayment plus interest, to repay to IDS Management Corporation $880,000 of principal plus interest on the $1,800,000 loan from IDS Management Corporation dated December 5, 1991, to pay certain fees incurred in obtaining the new credit facility and to provide liquidity for capital expenditures. During the second quarter of 1995, the Venture repaid IDS Management Corporation an additional $120,000 of principal plus interest on the $1,800,000 loan dated December 5, 1991, leaving $800,000 of principal remaining to be repaid on this loan. The revolving credit period expires January 1, 1997, at which time the then-outstanding balance converts to a term loan payable in 28 consecutive quarterly installments. Interest on the credit facility is at the Venture's option of the Base Rate plus .75 percent, the London Interbank Offered Rate ("LIBOR") plus 1.75 percent or the Certificate of Deposit Rate plus 1.875 percent. The Venture anticipates repaying the remaining notes outstanding to related parties with borrowings from this credit facility. As borrowings become available, subject to leverage covenants, the related parties' notes will be repaid including accrued interest in the following order: first, to IDS Management Corporation the remaining $800,000 of the $1,800,000 note dated December 5, 1991; second, to Intercable the $1,800,000 note dated December 5, 1991; third, to IDS Management Corporation the $1,000,000 note dated March 30, 1994; and fourth, to Intercable the $1,406,647 subordinated advance.

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

         Installments due on debt principal for each of the five years in the period ending December 31, 2000 and thereafter, respectively, are: $5,037,389, $2,070,742, $4,110,743, $4,906,248, $6,120,000 and $23,664,000.

         At December 31, 1995, the carrying amount of the Venture's long-term debt did not differ significantly from the estimated fair value of the financial instruments. The fair value of the Venture's long-term debt is estimated based on the discounted amount of future debt service payments using rates of borrowing for a liability of similar risk.

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

(7)      COMMITMENTS AND CONTINGENCIES

         The Venture rents office and other facilities under various long-term lease arrangements. Rent paid under such lease arrangements totaled $105,400, $60,313 and $106,840, respectively, for the years ended December 31, 1995, 1994 and 1993. Minimum commitments under leases for the five years in the period ending December 31, 2000, and thereafter are as follows:

          1996                                          $  105,240
          1997                                              16,730
          1998                                              16,730
          1999                                              16,730
          2000                                               1,394
          Thereafter                                             -
                                                         ---------

                                                        $  156,824
                                                         =========

(8)      SUPPLEMENTARY PROFIT AND LOSS INFORMATION

         Supplementary profit and loss information is presented below:

                                                                       Year Ended December 31,
                                                           ------------------------------------------------
                                                               1995              1994              1993
                                                           ------------      ------------       -----------
         Maintenance and repairs                           $    152,338       $   133,849       $   115,863
                                                            ===========        ==========        ==========

         Taxes, other than income and payroll taxes        $     23,470       $    11,949       $    25,485
                                                            ===========       ===========        ==========

         Advertising                                       $    374,340       $   423,866       $   346,457
                                                            ===========        ==========        ==========

         Depreciation of property, plant and equipment     $  3,491,637       $ 3,810,089       $ 3,467,318
                                                            ===========        ==========        ==========

         Amortization of intangible assets                 $  6,826,057       $ 6,791,412       $ 7,416,527
                                                            ===========        ==========        ==========

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

         Name                      Age        Positions with the Managing General Partner
         ----                      ---        -------------------------------------------
         Glenn R. Jones            66         Chairman of the Board and Chief Executive Officer
         James B. O'Brien          46         President
         Kevin P. Coyle            44         Vice President of Finance
         Elizabeth M. Steele       44         Vice President and Secretary

         Mr. Glenn R. Jones has been Chairman of the Board of the Managing General Partner since its formation in October 1986. Mr. Jones served as President of the Managing General Partner until September of 1990 at which time he was elected Chief Executive Officer. Mr. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of Jones Intercable, Inc. since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of Jones Intercable, Inc. and of certain other affiliates of Jones Intercable, Inc. Mr. Jones has been involved in the cable television business in various capacities since 1961, is a past and present member of the Board of Directors and the Executive Committee of the National Cable Television Association. He also is on the Executive Committee of Cable in the Classroom, an organization dedicated to education via cable. Additionally, in March 1991, Mr. Jones was appointed to the Board of Governors for the American Society for Training and Development, and in November 1992 to the Board of Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones is a past director and member of the Executive Committee of C-Span. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the Chairman's Award from the Investment Partnership Association, which is an association of sponsors of public syndications; the cable television industry's Public Affairs Association President's Award in 1990, the Donald G. McGannon award for the advancement of minorities and women in cable; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Women in Cable Accolade in 1990 in recognition of support of this organization; the Most Outstanding Corporate Individual Achievement award from the International Distance Learning Conference; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

         Mr. James B. O'Brien was elected President of the Managing General Partner in September of 1990. Mr. O'Brien joined Jones Intercable, Inc. in January 1982. Mr. O'Brien was elected President and a Director of Jones Intercable, Inc. in December 1989. Prior to being elected President and a Director of Jones Intercable, Inc., Mr. O'Brien served as a Division Manager, Director of Operations Planning/Assistant to the CEO, Fund Vice President and Group Vice President/Operations. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by Jones Intercable, Inc. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the cable television industry. He also serves as a director of the Cable Television Administration and Marketing Association and as a director of the Walter Kaitz Foundation, a foundation that places people of any ethnic minority group in positions with cable television systems, networks and vendor companies.

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

         Ms. Elizabeth M. Steele has served as Secretary of the Managing General Partner since August 1987 and Vice President since February 1989. Ms. Steele joined Jones Intercable, Inc. in August 1987 as Vice President/General Counsel and Secretary. From August 1980 until joining Jones Intercable, Inc., Ms. Steele was an associate and then a partner at the Denver law firm of Davis, Graham & Stubbs, which serves as counsel to Jones Intercable, Inc.

         Certain information concerning directors and executive officers of the Supervising General Partner is set forth below:

         Name                    Age         Positions with the Supervising General Partner
         ----                    ---         ----------------------------------------------
         Janis E. Miller         44          President and Director
         Morris Goodwin, Jr.     44          Vice President, Treasurer and Director
         Lori J. Larson          37          Vice President and Director
         Ronald W. Powell        51          Vice President
         Bradley C. Nelson       31          Vice President
         John M. Knight          43          Vice President

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

         Mr. Ronald W. Powell has held the position of Vice President and Assistant General Counsel with American Express Financial Corporation since November 1985. He has been a member of the American Express Financial Corporation law department since 1975.

         Mr. Bradley C. Nelson joined American Express Financial Corporation in 1991 as an Investment Department analyst following his graduation from Cornell University's Johnson Graduate School of Management where he earned an MBA with a concentration in finance.

         Mr. Knight joined American Express Financial Corporation in July 1975. He is currently Controller-Variable Assets and charged with the overall finance responsibilities for Mutual Funds, Limited

Partnerships, Variable Annuities and Wealth Management Services. From 1981 to March 1994, he held a number of positions in the IDS Certificate Company, leading to Controller of that organization.


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

         The Managing General Partner charges the Partnership a management fee, and the Partnership reimburses Intercable, the parent of the Managing General Partner, for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel, rent, data processing services and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by Intercable or its affiliates. Systems owned by Intercable and all other systems owned by partnerships for which Intercable serves as general partner, are also allocated a proportionate share of these expenses. The Supervising General Partner, IDS Cable Corporation, charges the Partnership for supervision fees in accordance with the limited partnership agreement of the Partnership.

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

         Product Information Network ("PIN"), an affiliate of the Managing General Partner, provides advertising time for third parties on the Aurora System. In consideration, the revenues generated from the third parties are shared two-thirds and one-third between PIN and the Venture. During the year ended December 31, 1995, the Venture received revenues from PIN of $29,347.

         The activities of the Partnership are limited to its equity ownership in the Venture. The charges to the Venture for related party transactions are as follows for the periods indicated:

IDS/Jones Joint Venture Partners                                         At December 31,
- --------------------------------                          ----------------------------------------------
                                                          1995                 1994                 1993
                                                          ----                 ----                 ----
Management fees                                      $    843,045           $769,424              $759,803
Supervision fees                                           84,305             76,942                75,980
Allocation of expenses                                  1,218,491          1,173,804             1,183,224
Interest expense and advances and loans from the
  Managing General Partner and Intercable                 481,211            386,257               258,399
Interest expense re loan from IDS Management
  Corporation                                             120,970            113,458                65,653
Amount of notes and advances outstanding                  331,185            933,949             1,056,828
Highest amount of notes and advances outstanding          331,185          1,040,406             1,056,828
Programming fees:
        Superaudio                                         23,928             23,558                22,627
        Mind Extension University                          25,603             21,347                13,168
        Jones Computer Network                             51,138             12,421                   -0-

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

         3.                The following exhibits are filed herewith:

              4.1 Limited Partnership Agreement for IDS/Jones Growth Partners 89-B, Ltd. (1)

             10.1.1 Copy of franchise and related documents granting a cable television system franchise for the City of Aurora, Illinois. (1)

             10.1.2 Copy of franchise and related documents granting a cable television system franchise for Kane County, Illinois. (2)

             10.1.3 Resolution No. 91-49 dated March 12, 1991 of Kane County extending the term of the franchise. (2)

             10.1.4 Franchise Extension Agreement dated March 29, 1991 of Kane County extending the term of the franchise.
                           (2)

             10.1.5 Resolution No. 92-54 dated March 12, 1991 of Kane County extending the term of the franchise. (2)

             10.1.6 Ordinance No. 92-133 dated June 9, 1992 of Kane County renewing the franchise. (2)

             10.1.7 Copy of franchise and related documents granting a cable television system franchise for Kendall County, Illinois. (1)

             10.1.8 Copy of franchise and related documents granting a cable television system franchise for the Village of Montgomery, Illinois. (1)

             10.1.9 Copy of franchise and related documents granting a cable television system franchise for the Village of North Aurora, Illinois. (1)

             10.1.10 Copy of franchise and related documents granting a cable television system franchise for the Village of Oswego, Illinois. (1)

             10.1.11 Copy of franchise and related documents granting a cable television system franchise for the City of Plano, Illinois. (1)

             10.1.12 Copy of franchise and related documents granting a cable television system franchise for the City of Sandwich, Illinois. (1)

             10.1.12 Copy of franchise and related documents granting a cable television system franchise for the Village of Yorkville, Illinois. (1)

             10.2.1 Credit Agreement dated as of November 3, 1994 among the Venture, IDS/Jones 89-B, Growth Partners II and Shawmut Bank Connecticut, N.A., as agent for various lenders. (4)

             10.2.2 Two Promissory Notes both dated December 5, 1991, each in the principal amount of $1,800,000 from the Venture, payable to the order, respectively, of IDS Management Corporation and Jones Intercable, Inc.
                           (3)

             27            Financial Data Schedule

         __________

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

             (4) Incorporated by reference from the Annual Report on Form 10-K of IDS/Jones Growth Partners 89-B, Ltd. (Commission File No. 0-17734) for fiscal year ended December 31, 1994

         (b)               Reports on Form 8-K

                           None.

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

                                        IDS/JONES GROWTH PARTNERS 89-B, LTD.
                                        a Colorado limited partnerships
                                        By   Jones Cable Corporation,
                                             their Managing General Partner


                                        By:  /s/ GLENN R. JONES
                                             ----------------------------------
                                             Glenn R. Jones
                                             Chairman of the Board and
Dated:  March 25, 1996                       Chief Executive Officer

                                        By   IDS Cable Corporation,
                                             their Supervising General Partner


                                        By:  /s/ JANIS E. MILLER
                                             ----------------------------------
                                             Janis E. Miller
Dated:  March 25, 1996                       President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               OFFICERS AND DIRECTORS OF JONES CABLE CORPORATION:


                                        By:  /s/ GLENN R. JONES
                                             ----------------------------------
                                             Glenn R. Jones
                                             Chairman of the Board and
                                             Chief Executive Officer
Dated:  March 25, 1996                       (Principal Executive Officer)


                                        By:  /s/ KEVIN P. COYLE
                                             ----------------------------------
                                             Kevin P. Coyle
                                             Vice President/Finance
                                             (Principal Financial and
Dated:  March 25, 1996                       Accounting Officer)

                OFFICERS AND DIRECTORS OF IDS CABLE CORPORATION:


                                        By: /s/ JANIS E. MILLER
                                            -----------------------------------
                                            Janis E. Miller
                                            President and Director
Dated:  March 25, 1996                      (Principal Executive Officer)


                                        By: /s/ MORRIS GOODWIN, JR.
                                            -----------------------------------
                                            Morris Goodwin, Jr.
                                            Vice President, Treasurer and
                                            Director (Principal Financial and
Dated:  March 25, 1996                      Accounting Officer)


                                        By: /s/ LORI J. LARSON
                                            -----------------------------------
                                            Lori J. Larson
Dated:  March 25, 1996                      Vice President and Director

                                 EXHIBIT INDEX

Exhibit
Number                         Exhibit Description                              Page
- -------                        -------------------                              ----
 4.1         Limited Partnership Agreement for IDS/Jones Growth Partners 89-B,
             Ltd. (1)

10.1.1       Copy of franchise and related documents granting a cable
             television system franchise for the City of Aurora,
             Illinois.  (1)

10.1.2       Copy of franchise and related documents granting a cable
             television system franchise for Kane County, Illinois.  (2)

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

10.1.7       Copy of franchise and related documents granting a cable
             television system franchise for Kendall County, Illinois.
             (1)

10.1.8       Copy of franchise and related documents granting a cable
             television system franchise for the Village of Montgomery,
             Illinois.  (1)

10.1.9       Copy of franchise and related documents granting a cable
             television system franchise for the Village of North Aurora,
             Illinois.  (1)

10.1.10      Copy of franchise and related documents granting a cable
             television system franchise for the Village of Oswego,
             Illinois.  (1)

10.1.11      Copy of franchise and related documents granting a cable
             television system franchise for the City of Plano, Illinois.
             (1)

10.1.12      Copy of franchise and related documents granting a cable
             television system franchise for the City of Sandwich,
             Illinois.  (1)

10.1.12      Copy of franchise and related documents granting a cable
             television system franchise for the Village of Yorkville,
             Illinois.  (1)

10.2.1       Credit Agreement dated as of November 3, 1994 among the
             Venture, IDS/Jones 89-B, Growth Partners II and Shawmut Bank
             Connecticut, N.A., as agent for various lenders.  (4)


Exhibit
Number                         Exhibit Description                              Page
- -------                        -------------------                              ----
10.2.2       Two Promissory Notes both dated December 5, 1991, each in
             the principal amount of $1,800,000 from the Venture, payable to the order, respectively, of IDS Management Corporation
             and Jones Intercable, Inc.  (3)

27           Financial Data Schedule

__________

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

(4)          Incorporated by reference from the Annual Report on Form
             10-K of IDS/Jones Growth Partners 89-B, Ltd. (Commission
             File No. 0-17734) for fiscal year ended December 31, 1994
