Form 10-Q
period 1996-06-30
IDS JONES GROWTH PARTNERS 89-B LTD
filed 1996-08-14
CIK 849978

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1996.
                               -------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to              .
                              --------------  --------------


                       Commission file number:  0-17734


                      IDS/JONES GROWTH PARTNERS 89-B, LTD
  ---------------------------------------------------------------------------
             Exact name of registrant as specified in its charter

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

                                (303) 792-3111
                    ---------------------------------------
                         Registrant's telephone number


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

                           UNAUDITED BALANCE SHEETS
                           ------------------------


                                                           June 30,     December 31,
                                                             1996           1995
                                                         -------------  -------------
     ASSETS                                              $          -   $          -
     ------                                              ============   ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
- -------------------------------------------

LIABILITIES:
 Loss in excess of investment in cable television
  joint venture                                          $  2,335,018   $  1,349,734
 Accounts payable - affiliate                                 102,393        102,393
                                                         ------------   ------------
     Total liabilities                                      2,437,411      1,452,127
                                                         ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
 General Partners-
  Contributed capital                                             500            500
  Accumulated deficit                                        (163,607)      (153,754)
                                                         ------------   ------------
                                                             (163,107)      (153,254)
                                                         ------------   ------------

 Limited Partners-
  Contributed capital (63,383 units outstanding at
   June 30, 1996 and December 31, 1995)                    12,623,901     12,623,901
  Accumulated deficit                                     (14,898,205)   (13,922,774)
                                                         ------------   ------------
                                                           (2,274,304)    (1,298,873)
                                                         ------------   ------------

    Total liabilities and partners' capital (deficit)    $          -   $          -
                                                         ============   ============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                     IDS/JONES GROWTH PARTNERS 89-B, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------


                           For the Three Months Ended    For the Six Months Ended
                                     June 30,                   June 30,
                           --------------------------    ------------------------

                                1996          1995         1996          1995
                             ---------     ---------    ---------    -----------
EQUITY IN NET LOSS OF
  CABLE TELEVISION
  JOINT VENTURE              $(469,586)    $(551,454)   $(985,284)   $(1,212,792)
                             ---------     ---------    ---------    -----------

NET LOSS                     $(469,586)    $(551,454)   $(985,284)   $(1,212,792)
                             =========     =========    =========    ===========

ALLOCATION OF NET LOSS:
  General Partners           $  (4,696)    $  (5,515)   $  (9,853)   $   (12,128)
                             =========     =========    =========    ===========

  Limited Partners           $(464,890)    $(545,939)   $(975,431)   $(1,200,664)
                             =========     =========    =========    ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT           $   (7.34)    $   (8.61)   $  (15.39)   $    (18.94)
                             =========     =========    =========    ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING             63,383        63,383       63,383         63,383
                             =========     =========    =========    ===========

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

                     IDS/JONES GROWTH PARTNERS 89-B, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------


                                                        For the Six Months Ended
                                                                June 30,
                                                       --------------------------

                                                          1996           1995
                                                       ----------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $(985,284)   $(1,212,792)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Equity in net loss of Cable Television
        Joint Venture                                    985,284      1,212,792
                                                       ----------   ------------

          Net cash provided by operating activities            -              -
                                                       ----------   ------------

Cash, beginning of period                                      -              -
                                                       ----------   ------------

Cash, end of period                                    $       -    $         -
                                                       ==========   ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                        $       -    $         -
                                                       ==========   ============


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

                     IDS/JONES GROWTH PARTNERS 89-B, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of IDS/Jones Growth Partners 89-B, Ltd. (the "Partnership") at June 30, 1996 and December 31, 1995, its Statements of Operations for the three and six months ended June 30, 1996 and 1995 and its Statements of Cash Flows for the six month periods ended June 30, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns an interest in IDS/Jones Joint Venture Partners (the "Venture") through a capital contribution of $14,008,000 made in 1990. Upon final capitalization of the Venture, the Partnership owns a 24 percent interest in the Venture. The Venture acquired the cable television systems serving areas in and around Aurora, Illinois on May 31, 1990.

     The Partnership's investment in the Venture is accounted for using the equity method. At June 30, 1996, the Partnership had recorded equity losses in excess of its investment in the Venture, resulting in a liability of $2,335,018. The Partnership will continue to record equity losses because the Venture is a general partnership. It is anticipated that the Venture will continue to generate cash from operations; however, the net losses will result from depreciation and amortization of the Venture's asset base. The Partnership anticipates recovering the losses in excess of its investment in the Venture upon the eventual sale of the Venture's Aurora System.

(2) Jones Cable Corporation (the "Managing General Partner") manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid during the three and six month periods ended June 30, 1996 (reflecting the Partnership's 24 percent interest in the Venture) were $56,078 and $110,313, respectively, as compared to $52,276 and $101,277, respectively, for the similar 1995 periods.

     IDS Cable Corporation (the "Supervising General Partner") participates in certain management decisions of the Partnership and receives a fee for its services equal to 1/2 percent of the Partnership's portion of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Supervision fees paid during the three and six month periods ended June 30, 1996 (reflecting the Partnership's 24 percent interest in the Venture) were $5,608 and $11,031, respectively, as compared to $5,228 and $10,128, respectively, for the similar 1995 periods.

     The Venture reimburses Jones Intercable, Inc. ("JIC"), the parent of the Managing General Partner, for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are based on actual time spent by employees of JIC with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by JIC and certain of its affiliates. Systems owned by JIC and all other systems owned by partnerships for which JIC or affiliates are the general partners are also allocated a proportionate share of these expenses. The Managing General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to JIC for allocated overhead and administrative expenses during the three and six months ended June 30, 1996 (reflecting the Partnership's 24 percent interest in the Venture) were $76,879 and $145,215, respectively, as compared to $67,953 and $145,188, respectively, for the similar 1995 periods. The Supervising General Partner may also be reimbursed for certain expenses incurred on behalf of the Venture. There were no reimbursements made to the Supervising General Partner during the three and six month periods ended June 30, 1996 and 1995.

     See Note (3) for disclosure of the management and supervision fees and allocated overhead and administrative expenses paid by the Venture.

(3)  Financial information regarding the Venture is presented below.


                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                     June 30, 1996   December 31, 1995
                                                     --------------  ------------------
     ASSETS
     ------

Cash and trade receivables                            $    590,762        $    469,901

Investment in cable television properties               47,662,646          50,576,316

Other assets                                               319,470             402,697
                                                      ------------        ------------
          Total assets                                $ 48,572,878        $ 51,448,914
                                                      ============        ============

     LIABILITIES AND PARTNERS' CAPITAL
     ---------------------------------

Debt                                                  $ 47,415,087        $ 45,909,122

Accounts payable and accrued liabilities                 2,365,760           2,709,714

Partners' contributed capital                           57,344,709          57,344,709

Accumulated deficit                                    (58,552,678)        (54,514,631)
                                                      ------------        ------------
           Total liabilities and partners' capital    $ 48,572,878        $ 51,448,914
                                                      ============        ============

                      UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                           For the Three Months Ended    For the Six Months Ended
                                                    June 30,                     June 30,
                                           ---------------------------   ------------------------

                                              1996           1995          1996          1995
                                           -----------    -----------   -----------   -----------

Revenues                                   $ 4,596,553    $ 4,284,920   $ 9,042,039   $ 8,301,415

Operating expenses                          (2,656,239)    (2,535,660)   (5,255,571)   (4,881,044)

Management fees and allocated overhead
  from General Partners                       (567,890)      (514,168)   (1,092,457)   (1,051,609)

Depreciation and amortization               (2,373,495)    (2,585,899)   (4,888,220)   (5,405,909)
                                           -----------    -----------   -----------   -----------

Operating loss                              (1,001,071)    (1,350,807)   (2,194,209)   (3,037,147)
                                           -----------    -----------   -----------   -----------

Interest expense                              (916,080)      (873,517)   (1,829,254)   (1,894,008)
Other, net                                      (7,377)       (35,732)      (14,584)      (39,303)
                                           -----------    -----------   -----------   -----------

Net loss                                   $(1,924,528)   $(2,260,056)  $(4,038,047)  $(4,970,458)
                                           ===========    ===========   ===========   ===========


     Management fees paid to the Managing General Partner by the Venture totaled $229,828 and $452,102, respectively, for the three and six months ended June 30, 1996 compared to $214,246 and $415,071, respectively, for the comparable 1995 periods. Supervision fees paid to the Supervising General Partner totaled $22,983 and $45,210, respectively, for the three and six months ended June 30, 1996 compared to $21,425 and $41,507, respectively, for the comparable 1995 periods. Reimbursements for overhead and administrative expenses paid to JIC totaled $315,079 and $595,145, respectively, for the three and six months ended June 30, 1996 compared to $278,497 and $595,031, respectively, for the comparable 1995 periods.

                     IDS/JONES GROWTH PARTNERS 89-B, LTD.
                     ------------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
- -------------------

     The Partnership owns a 24 percent interest in IDS/Jones Joint Venture Partners (the "Venture"). The Venture owns the cable television system serving certain areas in and around Aurora, Illinois (the "Aurora System"). The Partnership's investment in this cable television joint venture is accounted for under the equity method. The Partnership's share of losses generated by the Venture have exceeded the Partnership's initial investment in the Venture; therefore, the investment is classified as a liability. This liability increased by $985,284, which represents the Partnership's share of losses generated by the Venture during the six months ended June 30, 1996. These losses are anticipated to continue.

     It is JIC's publicly announced policy that it intends to liquidate its managed limited partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with JIC's policy, the Managing General Partner has begun to solicit buyers for the Venture's Aurora System. There is no assurance as to the timing or terms of any sales.

     For the six months ended June 30, 1996, the Venture generated net cash from operating activities totaling $520,595, which is available to fund capital expenditures and non-operating costs. During the first six months of 1996, the Venture expended approximately $1,932,000 on capital expenditures. Approximately 41 percent of the expenditures related to plant extensions. Approximately 40 percent of the expenditures related to construction of service drops to subscriber homes. The remainder of the expenditures was used for various enhancements in the Aurora System. Funding for these expenditures was provided by borrowings from the Venture's credit facility and cash generated from operations. Anticipated capital expenditures for the remainder of 1996 are approximately $2,128,000. Approximately 35 percent of the expenditures are for construction of service drops to subscriber homes. Approximately 26 percent of the expenditures are for plant extensions. These capital expenditures are necessary to maintain the value of the Venture's Aurora System. Funding for the expenditures is expected to be provided by cash on hand, cash generated from operations and borrowings from the Venture's credit facility.

     On December 5, 1991, JIC made an equity investment in the Venture in the amount of $2,872,000 and a loan of $1,800,000 to the Venture. On that date, IDS Management Corporation also made an equity investment of $2,872,000 in the Venture and a loan to the Venture in the amount of $1,800,000. Over half of the $1,800,000 loan from IDS Management Corporation has been repaid. The loans from JIC and IDS Management Corporation are subordinate to the Venture's revolving credit and term loan. These loans have matured. Although IDS Management Corporation and JIC have not formally extended their loans, they have not demanded repayment. In the first quarter of 1994, JIC agreed to subordinate to all other Venture debt its $1,406,647 advance to the Venture outstanding at March 30, 1994 and IDS Management Corporation made an additional loan of $1,000,000 to the Venture to fund principal repayments due at the end of March 1994 on the Venture's then-outstanding term loan. The interest rates on the respective loans, which will vary from time to time, with respect to IDS Management Corporation's loans, are at its cost of borrowing, and, with respect to JIC's loans, are at its weighted average cost of borrowing. It is anticipated that the remaining loans will be repaid over time with borrowings from the Venture's revolving credit and term loan, as discussed below. If the December 5, 1991 loans are not repaid, JIC and IDS Management Corporation, respectively, will have the right, among other rights, to convert the unpaid portion of these loans to equity in the Venture.

     The Venture is a party to a revolving credit and term loan agreement with two commercial banks. This credit facility has a maximum amount available of $45,000,000. At June 30, 1996, $42,300,000 was outstanding under this agreement, leaving $2,700,000 available for future needs of the Venture, subject to certain financial covenants. The revolving credit period of the Venture's credit facility expires January 1, 1997, at which time the then-outstanding balance converts to a term loan payable in 28 consecutive quarterly installments. Interest on the credit facility is at the Venture's option of the Base Rate plus .75 percent, the London Interbank Offered Rate plus 1.75 percent or the Certificate of Deposit Rate plus 1.875 percent. The effective interest rates on outstanding obligations to non-affiliates as of June 30, 1996 and

1995 were 7.53 percent and 8.11 percent, respectively. The Venture anticipates repaying the remaining notes outstanding to related parties with borrowings from this credit facility. As borrowings become available, subject to leverage covenants, the related parties' notes will be repaid including accrued interest in the following order: first, to IDS Management Corporation the remaining $800,000 of the $1,800,000 note dated December 5, 1991; second, to JIC the $1,800,000 note dated December 5, 1991; third, to IDS Management Corporation the $1,000,000 note dated March 30, 1994; and fourth, to JIC the $1,406,647 subordinated advance.

     As a result of their equity contributions to the Venture, IDS Management Corporation and JIC each have a 5 percent equity interest in the Venture, the Partnership has a 24 percent interest and IDS/Jones Growth Partners II, L.P. has a 66 percent interest. If the December 5, 1991 subordinated loans are converted to equity, the ownership percentages will be adjusted accordingly.

RESULTS OF OPERATIONS
- ---------------------

     Revenues of the Venture's Aurora System totaled $4,596,553 for the three month period ended June 30, 1996 compared to $4,284,920 for the comparable 1995 period, an increase of $311,633, or approximately 7 percent. An increase in basic service revenues primarily accounted for the increase in revenues for the three month period ended June 30, 1996. Increases in the number of basic service subscribers accounted for approximately 54 percent of the increase in basic service revenues for the three months and basic service rate adjustments accounted for approximately 46 percent of the increase in basic service revenues. Revenues totaled $9,042,039 for the six months ended June 30, 1996 compared to $8,301,415 for the comparable 1995 period, an increase of $740,624, or approximately 9 percent. An increase in basic service revenues primarily accounted for the increase in revenues for the six month period. Increases in the number of basic service subscribers accounted for approximately 53 percent of the increase in basic service revenues for the six month periods and basic service rate adjustments accounted for approximately 47 percent of the increase in basic service revenues. The number of basic service subscribers totaled 45,548 at June 30, 1996 compared to 42,460 at June 30, 1995, an increase of 3,088, or approximately 7 percent. No other individual factor was significant to the increases in revenues.

          Operating expenses consist primarily of costs associated with the administration of the Aurora System. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expenses totaled $2,656,239 for the three month period ended June 30, 1996 compared to $2,535,660 for the comparable 1995 period, an increase of $120,579, or approximately 5 percent. Operating expenses totaled $5,255,571 for the six months ended June 30, 1996 compared to $4,881,044 for the comparable 1995 period, an increase of $374,527, or approximately 8 percent. Operating expenses represented 58 percent and 59 percent, respectively, of revenues for the three month periods ended June 30, 1996 and 1995, and 58 percent and 59 percent, respectively, for the six month periods ended June 30, 1996 and 1995. Increases in programming fees, due in part to the increase in the subscriber base, primarily accounted for the increase in operating expenses for the three and six month periods. No other individual factors contributed significantly to the increase.

     Management fees and supervision fees and allocated overhead from the General Partners totaled $567,890 for the three month period ended June 30, 1996 compared to $514,168 for the comparable 1995 period, an increase of $53,722, or approximately 10 percent. Management fees and supervision fees and allocated overhead from the General Partners totaled $1,092,457 for the six months ended June 30, 1996 compared to $1,051,609 for the comparable 1995 period, an increase of $40,848, or approximately 4 percent. The increases for the three and six month periods were due to the increases in revenues, upon which management fees and supervision fees are based.

     Depreciation and amortization expense totaled $2,373,495 for the three month period ended June 30, 1996 compared to $2,585,899 for the comparable 1995 period, a decrease of $212,404, or approximately 8 percent. Depreciation and amortization expense totaled $4,888,220 for the six months ended June 30, 1996 compared to $5,405,909 for the comparable 1995 period, a decrease of $517,689, or approximately 10 percent. These decreases were due to the maturation of a portion of the tangible asset base.

     Operating loss totaled $1,001,071 for the three month period ended June 30, 1996 compared to $1,350,807 for the similar 1995 period, a decrease of $349,736, or approximately 26 percent. Operating loss totaled $2,194,209 for the six months ended June 30, 1996 compared to $3,037,147 in 1995, a decrease of $842,938, or approximately 28 percent. The decreases for the three and six month periods were due to the increases in revenues and the decreases in depreciation and amortization expense exceeding the increases in operating expenses and management fees and allocated overhead from the General Partners.

     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization expense totaled $1,372,424 for the three month period ended June 30, 1996 compared to $1,235,092 for the comparable 1995 period, an increase of $137,332, or approximately 11 percent. Operating income before depreciation and amortization expense totaled $2,694,011 for the six months ended June 30, 1996 compared to $2,368,762 for the comparable 1995 period, an increase of $325,249, or approximately 14 percent. The increases for the three and six month periods were due to the increases in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partners.

     Interest expense totaled $916,080 for the three month period ended June 30, 1996 compared to $873,517 for the comparable 1995 period, an increase of $42,563, or approximately 5 percent. The increase was due to higher outstanding balances on interest bearing obligations. Interest expense totaled $1,829,254 for the six months ended June 30, 1996 compared to $1,894,008 for the comparable 1995 period, a decrease of $64,754, or approximately 3 percent. The decrease was due to lower effective interest rates.

     Consolidated loss totaled $1,924,528 for the three month period ended June 30, 1996 compared to $2,260,056 for the comparable 1995 period, a decrease of $335,528, or approximately 15 percent. Consolidated loss totaled $4,038,047 for the six months ended June 30, 1996 compared to $4,970,458 for the comparable 1995 period, a decrease of $932,411, or approximately 19 percent. The decreases were due to the factors discussed above and such losses are expected to continue.

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


                                     IDS/JONES GROWTH PARTNERS 89-B, LTD.
                                     BY: JONES CABLE CORPORATION,
                                         its Managing General Partner



                                     By: /S/ Kevin P. Coyle
                                         --------------------------------------
                                         Kevin P. Coyle
                                         Group Vice President/Finance
                                         (Principal Financial Officer)

Dated:  August 14, 1996