Form 10-Q
period 1996-09-30
IDS JONES GROWTH PARTNERS 89-B LTD
filed 1996-11-13
CIK 849978

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1996.
                               ------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from    to    .
                              ----  ----

                       Commission file number:  0-17734


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

                            UNAUDITED BALANCE SHEETS
                            ------------------------

                                                      September 30,   December 31,
                                                           1996           1995
                                                      --------------  -------------

                  ASSETS                               $          -   $          -
                  ------                               ============   ============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

LIABILITIES:
 Loss in excess of investment in cable television
  joint venture                                        $  2,841,937   $  1,349,734
 Accounts payable - affiliate                               102,393        102,393
                                                       ------------   ------------

    Total liabilities                                     2,944,330      1,452,127
                                                       ------------   ------------

PARTNERS' DEFICIT:
 General Partners-
  Contributed capital                                           500            500
  Accumulated deficit                                      (168,676)      (153,754)
                                                       ------------   ------------

                                                           (168,176)      (153,254)
                                                       ------------   ------------

 Limited Partners-
  Contributed capital (63,383 units outstanding at
   September 30, 1996 and December 31, 1995)             12,623,901     12,623,901
  Accumulated deficit                                   (15,400,055)   (13,922,774)
                                                       ------------   ------------

                                                         (2,776,154)    (1,298,873)
                                                       ------------   ------------

    Total liabilities and partners' deficit            $          -   $          -
                                                       ============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                      IDS/JONES GROWTH PARTNERS 89-B, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                         For the Three Months Ended  For the Nine Months Ended
                                 September 30,             September 30,
                         --------------------------  -------------------------
                             1996         1995           1996         1995
                         -----------   -----------   -----------  ------------
EQUITY IN NET LOSS OF
  CABLE TELEVISION
  JOINT VENTURE            $(506,919)  $(505,885)    $(1,492,203)  $(1,718,677)
                           ---------   ---------     -----------   -----------

NET LOSS                   $(506,919)  $(505,885)    $(1,492,203)  $(1,718,677)
                           =========   =========     ===========   ===========

ALLOCATION OF NET LOSS:
  General Partners         $  (5,069)  $  (5,059)    $   (14,922)  $   (17,187)
                           =========   =========     ===========   ===========

  Limited Partners         $(501,850)  $(500,826)    $(1,477,281)  $(1,701,490)
                           =========   =========     ===========   ===========

NET LOSS PER LIMITED
PARTNERSHIP UNIT           $   (7.92)  $   (7.90)    $    (23.31)  $    (26.84)
                           =========   =========     ===========   ===========

WEIGHTED AVERAGE NUMBER
OF LIMITED PARTNERSHIP
UNITS OUTSTANDING             63,383      63,383          63,383        63,383
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

                      IDS/JONES GROWTH PARTNERS 89-B, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------


                                             For the Nine Months Ended
                                                    September 30,
                                             --------------------------
                                                1996           1995
                                             -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                     $(1,492,203)  $(1,718,677)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Equity in net loss of Cable Television
   Joint Venture                               1,492,203     1,718,677
                                              ----------    ----------

     Net cash provided by operating activities         -             -
                                              ----------    ----------

Cash, beginning of period                              -             -
                                              ----------    ----------

Cash, end of period                          $         -    $        -
                                              ==========     =========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid                                $         -    $        -
                                              ==========     =========

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

                      IDS/JONES GROWTH PARTNERS 89-B, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------



(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of IDS/Jones Growth Partners 89-B, Ltd. (the "Partnership") at September 30, 1996 and December 31, 1995, its Statements of Operations for the three and nine months ended September 30, 1996 and 1995 and its Statements of Cash Flows for the nine month periods ended September 30, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns an interest in IDS/Jones Joint Venture Partners (the "Venture") through a capital contribution of $14,008,000 made in 1990. Upon final capitalization of the Venture, the Partnership owns a 24 percent interest in the Venture. The Venture acquired the cable television system serving areas in and around Aurora, Illinois on May 31, 1990.

     The Partnership's investment in the Venture is accounted for using the equity method. At September 30, 1996, the Partnership had recorded equity losses in excess of its investment in the Venture, resulting in a liability of $2,841,937. The Partnership will continue to record equity losses because the Venture is a general partnership. It is anticipated that the Venture will continue to generate cash from operations; however, the net losses will result from depreciation and amortization of the Venture's asset base. The Partnership anticipates recovering the losses in excess of its investment in the Venture upon the eventual sale of the Venture's Aurora System.

(2) Jones Cable Corporation (the "Managing General Partner") manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid during the three and nine month periods ended September 30, 1996 (reflecting the Partnership's 24 percent interest in the Venture) were $56,122 and $166,435, respectively, as compared to $51,813 and $153,091, respectively, for the similar 1995 periods.

     IDS Cable Corporation (the "Supervising General Partner") participates in certain management decisions of the Partnership and receives a fee for its services equal to 1/2 percent of the Partnership's portion of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Supervision fees paid during the three and nine month periods ended September 30, 1996 (reflecting the Partnership's 24 percent interest in the Venture) were $5,612 and $16,643, respectively, as compared to $5,181 and $15,309, respectively, for the similar 1995 periods.

     The Venture reimburses Jones Intercable, Inc. ("JIC"), the parent of the Managing General Partner, for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are based on actual time spent by employees of JIC with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by JIC and certain of its affiliates. Systems owned by JIC and all other systems owned by partnerships for which JIC or affiliates are the general partners are also allocated a proportionate share of these expenses. The Managing General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to JIC for allocated overhead and administrative expenses during the three and nine months ended September 30, 1996 (reflecting the Partnership's 24 percent interest in the Venture) were $67,385 and $212,600, respectively, as compared to $71,417 and $216,605, respectively, for the similar 1995 periods. The Supervising General Partner may also be reimbursed for certain expenses incurred on behalf of the Venture.
There were no reimbursements made to the Supervising General Partner during the three and nine month periods ended September 30, 1996 and 1995.

     See Note (3) for disclosure of the management and supervision fees and allocated overhead and administrative expenses paid by the Venture.

(3)  Financial information regarding the Venture is presented below.





                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                               September 30, 1996   December 31, 1995
                                                               -------------------  ------------------
     ASSETS
     ------

Cash and trade receivables                                           $    553,454        $    469,901

Investment in cable television properties                              46,558,914          50,576,316

Other assets                                                              329,664             402,697
                                                                     ------------        ------------

          Total assets                                               $ 47,442,032        $ 51,448,914
                                                                     ============        ============

     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
     -------------------------------------------

Debt                                                                 $ 45,603,496        $ 45,909,122

Accounts payable and accrued liabilities                                5,124,042           2,709,714

Partners' contributed capital                                          57,344,709          57,344,709

Accumulated deficit                                                   (60,630,215)        (54,514,631)
                                                                     ------------        ------------

          Total liabilities and partners' capital (deficit)          $ 47,442,032        $ 51,448,914
                                                                     ============        ============


                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                                          For the Three Months Ended  For the Nine Months Ended
                                                 September 30,               September 30,
                                          --------------------------  -------------------------
                                              1996          1995          1996          1995
                                          -----------   -----------   -----------   -----------
Revenues                                  $ 4,600,144   $ 4,247,004   $13,642,183   $12,548,419

Operating expenses                         (2,678,295)   (2,453,694)   (7,933,866)   (7,334,738)

Management fees and allocated overhead
  from General Partners                      (529,174)     (526,279)   (1,621,631)   (1,577,888)

Depreciation and amortization              (2,457,184)   (2,466,310)   (7,345,404)   (7,872,219)
                                          -----------   -----------   -----------   -----------

Operating loss                             (1,064,509)   (1,199,279)   (3,258,718)   (4,236,426)
                                          -----------   -----------   -----------   -----------

Interest expense                             (952,771)     (908,219)   (2,782,025)   (2,802,227)
Other, net                                    (60,257)       34,197       (74,841)       (5,106)
                                          -----------   -----------   -----------   -----------

Net loss                                  $(2,077,537)  $(2,073,301)  $(6,115,584)  $(7,043,759)
                                          ===========   ===========   ===========   ===========

     Management fees paid to the Managing General Partner by the Venture totaled $230,007 and $682,109, respectively, for the three and nine months ended September 30, 1996 compared to $212,350 and $627,421, respectively, for the comparable 1995 periods. Supervision fees paid to the Supervising General Partner totaled $23,001 and $68,211, respectively, for the three and nine months ended September 30, 1996 compared to $21,235 and $62,742, respectively, for the comparable 1995 periods. Reimbursements for overhead and administrative expenses paid to JIC totaled $276,166 and $871,311, respectively, for the three and nine months ended September 30, 1996 compared to $292,694 and $887,725, respectively, for the comparable 1995 periods.

                      IDS/JONES GROWTH PARTNERS 89-B, LTD.
                      ------------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     The Partnership owns a 24 percent interest in the Venture. The Venture owns the cable television system serving certain areas in and around Aurora, Illinois (the "Aurora System"). The Partnership's investment in this cable television joint venture is accounted for under the equity method. The Partnership's share of losses generated by the Venture have exceeded the Partnership's initial investment in the Venture; therefore, the investment is classified as a liability. This liability increased by $1,492,203, which represents the Partnership's share of losses generated by the Venture during the nine months ended September 30, 1996. These losses are anticipated to continue.

     It is JIC's publicly announced policy that it intends to liquidate its managed limited partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with JIC's policy, the Aurora System, along with other Chicago-area systems owned or managed by JIC and its affiliates, was recently marketed for sale. The deadline set by JIC for receipt of indications of interest for the Aurora System from prospective buyers was October 15, 1996. JIC did not receive any offer for the Aurora System. The Managing General Partner will continue to explore other alternatives for sale; however, no specific plans have yet been determined. There is no assurance as to the timing or terms of any sale.

     For the nine months ended September 30, 1996, the Venture generated net cash from operating activities totaling $3,664,232, which is available to fund capital expenditures and non-operating costs. During the first nine months of 1996, the Venture expended approximately $3,265,000 on capital expenditures. Approximately 46 percent of the expenditures related to plant extensions. Approximately 38 percent of the expenditures related to construction of service drops to subscriber homes. The remainder of the expenditures was used for various enhancements in the Aurora System. Funding for these expenditures was provided by cash generated from operations. Anticipated capital expenditures for the remainder of 1996 are approximately $870,000. Approximately 72 percent of the anticipated expenditures are for construction of service drops to subscriber homes. These capital expenditures are necessary to maintain the value of the Venture's Aurora System. Funding for the expenditures is expected to be provided by cash on hand, cash generated from operations and, if necessary, borrowings from the Venture's credit facility.


     On December 5, 1991, JIC made an equity investment in the Venture in the amount of $2,872,000 and a loan of $1,800,000 to the Venture. On that date, IDS Management Corporation also made an equity investment of $2,872,000 in the Venture and a loan to the Venture in the amount of $1,800,000. Of the $1,800,000 loan from IDS Management Corporation, $1,000,000 has been repaid.
The loans from JIC and IDS Management Corporation are subordinate to the Venture's revolving credit and term loan. These loans have matured. Although IDS Management Corporation and JIC have not formally extended their loans, they have not demanded repayment. In the first quarter of 1994, JIC agreed to subordinate to all other Venture debt its $1,406,647 advance to the Venture outstanding at March 30, 1994 and IDS Management Corporation made an additional loan of $1,000,000 to the Venture to fund principal repayments due at the end of March 1994 on the Venture's then-outstanding term loan. The interest rates on the respective loans, which will vary from time to time, with respect to IDS Management Corporation's loans, are at its cost of borrowing, and, with respect to JIC's loans, are at its weighted average cost of borrowing. It is anticipated that the remaining loans will be repaid over time with borrowings from the Venture's revolving credit and term loan, as discussed below. If the December 5, 1991 loans are not repaid, JIC and IDS Management Corporation, respectively, will have the right, among other rights, to convert the unpaid portion of these loans to equity in the Venture.

     The Venture is a party to a revolving credit and term loan agreement with two commercial banks. This credit facility has a maximum amount available of $45,000,000. At September 30, 1996, $40,500,000 was outstanding under this agreement, leaving $4,500,000 available for future needs of the Venture, subject to certain financial covenants. The revolving credit period of the Venture's credit facility expires January 1, 1997, at which time the then-outstanding balance converts to a term loan payable in 28 consecutive quarterly installments; however, the General Partner intends to amend the credit facility to extend the revolving period for an additional year. Interest on the credit facility is at the Venture's option of the Prime Rate plus .75 percent, the London Interbank Offered Rate plus 1.75 percent or the Certificate of Deposit Rate plus 1.875 percent. The effective interest rates on outstanding obligations to non-affiliates as of September 30, 1996 and 1995 were 7.59 percent and 7.73 percent, respectively. The Venture anticipates repaying the remaining notes outstanding to related parties with borrowings from this credit facility. As borrowings become available, subject to leverage covenants, the related parties' notes will be repaid including accrued interest in the following order: first, to IDS Management Corporation the remaining $800,000 of the $1,800,000 note dated December 5, 1991; second, to JIC the $1,800,000 note dated December 5, 1991; third, to IDS Management Corporation the $1,000,000 note dated March 30, 1994; and fourth, to JIC the $1,406,647 subordinated advance.

     As a result of their equity contributions to the Venture, IDS Management Corporation and JIC each have a 5 percent equity interest in the Venture, the Partnership has a 24 percent interest and IDS/Jones Growth Partners II, L.P. has a 66 percent interest. If the December 5, 1991 subordinated loans are converted to equity, the ownership percentages will be adjusted accordingly.

RESULTS OF OPERATIONS
---------------------

     Revenues of the Venture's Aurora System increased $353,140, or approximately 8 percent, to $4,600,144 for the three month period ended September 30, 1996 compared to $4,247,004 for the comparable 1995 period. Revenues increased $1,093,764, or approximately 9 percent, to $13,642,183 for the nine months ended September 30, 1996 compared to $12,548,419 for the comparable 1995 period. An increase in basic service revenues primarily accounted for the increases in revenues for the three and nine month periods ended September 30, 1996. Increases in the number of basic service subscribers accounted for approximately 54 percent and 53 percent, respectively, of the increases in basic service revenues for the three and nine month periods. Basic service rate adjustments accounted for approximately 46 percent and 47 percent, respectively, of the increase in basic service revenues for the three and nine month periods. The number of basic service subscribers increased 2,918, or approximately 7 percent, to 45,889 at September 30, 1996 compared to 42,971 at September 30, 1995. No other individual factor was significant to the increases in revenues.

          Operating expenses consist primarily of costs associated with the administration of the Aurora System. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expenses increased $224,601, or approximately 9 percent, to $2,678,295 for the three month period ended September 30, 1996 compared to $2,453,694 for the comparable 1995 period. Operating expenses increased $599,128, or approximately 8 percent, to $7,933,866 for the nine months ended September 30, 1996 compared to $7,334,738 for the comparable 1995 period. Operating expenses represented approximately 58 percent of revenues for the three and nine month periods ended September 30, 1996 and 1995. Increases in programming fees, due in part to the increase in the subscriber base, primarily accounted for the increase in operating expenses for the three and nine month periods. No other individual factors contributed significantly to the increase.

     Management fees and supervision fees and allocated overhead from the General Partners increased $2,895, or less than 1 percent, to $529,174 for the three month period ended September 30, 1996 compared to $526,279 for the comparable 1995 period. Management fees and supervision fees and allocated overhead from the General Partners increased $43,743, or approximately 3 percent, to $1,621,631 for the nine months ended September 30, 1996 compared to $1,577,888 for the comparable 1995 period. The increases for the three and nine month periods were due to the increases in management fees and supervision fees, which increases were due to the increases in revenues, upon which management fees and supervision fees are based.

     Depreciation and amortization expense decreased $9,126, or less than 1 percent, to $2,457,184 for the three month period ended September 30, 1996 compared to $2,466,310 for the comparable 1995 period. Depreciation and amortization expense decreased $526,815, or approximately 7 percent, to $7,345,404 for the nine months ended September 30, 1996 compared to $7,872,219 for the comparable 1995 period. These decreases were due to the maturation of a portion of the tangible asset base.

     Operating loss decreased $134,770, or approximately 11 percent, to $1,064,509 for the three month period ended September 30, 1996 compared to $1,199,279 for the similar 1995 period. Operating loss decreased $977,708, or approximately 23 percent, to $3,258,718 for the nine months ended September 30, 1996 compared to $4,236,426 in 1995. The decreases for the three and nine month periods were due to the increases in revenues and the decreases in depreciation and amortization expense exceeding the increases in operating expenses and management fees and allocated overhead from the General Partners.

     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization expense increased $125,644, or approximately 10 percent, to $1,392,675 for the three month period ended September 30, 1996 compared to $1,267,031 for the comparable 1995 period. Operating income before depreciation and amortization expense increased $450,893, or approximately 12 percent, to $4,086,686 for the nine months ended September 30, 1996 compared to $3,635,793 for the comparable 1995 period. The increases for the three and nine month periods were due to the increases in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partners.

     Interest expense increased $44,552, or approximately 5 percent, to $952,771 for the three month period ended September 30, 1996 compared to $908,219 for the comparable 1995 period. This increase was due to higher outstanding balances on interest bearing obligations. Interest expense decreased $20,202, or less than 1 percent, to $2,782,025 for the nine months ended September 30, 1996 compared to $2,802,227 for the comparable 1995 period. This decrease was due to lower effective interest rates.

     Consolidated loss decreased $4,236, or less than 1 percent, to $2,077,537 for the three month period ended September 30, 1996 compared to $2,073,301 for the comparable 1995 period. Consolidated loss decreased $928,175, or approximately 13 percent, to $6,115,584 for the nine months ended September 30, 1996 compared to $7,043,759 for the comparable 1995 period. These decreases were due to the factors discussed above. Such losses are expected to continue.

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


                                     IDS/JONES GROWTH PARTNERS 89-B, LTD.
                                     BY: JONES CABLE CORPORATION,
                                         its Managing General Partner



                                     By: /S/ Kevin P. Coyle
                                         ----------------------------
                                         Kevin P. Coyle
                                         Group Vice President/Finance
                                         (Principal Financial Officer)

Dated:  November 13, 1996