Form 10-K
period 1996-12-31
IDS JONES GROWTH PARTNERS 89-B LTD
filed 1997-03-31
CIK 849978

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from  ________ to  ________

Commission file number:  0-17734

                      IDS/JONES GROWTH PARTNERS 89-B, LTD.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

      Colorado                                                   84-1060546
      --------                                                   ----------
State of Organization                                          (IRS Employer
                                                            Identification No.)

P.O. Box 3309, Englewood, Colorado 80155-3309                (303) 792-3111
---------------------------------------------                --------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.    x
                                     -----


                   DOCUMENTS INCORPORATED BY REFERENCE:  None



(27868)

     Information contained in this Form 10-K Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K Report that address activities, events or developments that the Partnership, the Venture or the Managing General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to a number of risks and uncertainties. Actual results could differ materially from the results predicted by these forward-looking statements.

                                    PART I.
                                    -------

                               ITEM 1.  BUSINESS
                               -----------------

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

     It is Intercable's publicly announced policy that it intends to liquidate its managed limited partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with Intercable's policy, the Aurora System, along with other Chicago-area systems owned or managed by Intercable and its affiliates, were marketed for sale in 1996. The deadline set by Intercable for receipt of indications of interest for such systems from prospective buyers was October 15, 1996. Intercable did not receive any offer for the Aurora System. Intercable will continue to explore other alternatives for sale. There is no assurance as to the timing or terms of any sales.

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

     REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Aurora System. At December 31, 1996, the Aurora System's monthly basic service rates ranged from $10.54 to $11.17, monthly basic and tier ("basic plus") service rates ranged from $23.44 to $23.99, and monthly premium services ranged from $4.95 to $12.95 per premium service. In addition, the Aurora System's pay-per-view programs and advertising fees generate revenues. Related charges may include a nonrecurring installation fee that ranges from $1.99 to $42.45; however, from time to time the Aurora System has followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty. For the year ended December 31, 1996 of the total fees received by the Aurora System, basic service and tier service fees accounted for approximately 68% of total revenues, premium service fees accounted for approximately 14% of total revenues, pay-per-view fees were approximately 3% of total revenues, advertising fees were approximately 6% of total revenues and the remaining 9% of total revenues came principally from equipment rentals, installation fees and program guide sales. The Aurora System is dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs.

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

     The Venture has never had a franchise revoked. The Venture is currently negotiating the renewal of one franchise that will expire prior to December 31, 1997. The Managing General Partner has no reason to believe that such franchise will not be renewed in due course. Intercable recently has experienced lengthy negotiations with some franchising authorities for the granting of franchise renewals. Some of the issues involved in recent renewal negotiations include rate regulation, customer service standards, cable plant upgrade or replacement and shorter terms of franchise agreements.

     COMPETITION. Cable television systems currently experience competition from several sources.

     Broadcast Television.  Cable television systems have traditionally competed
     ---------------------
with broadcast television, which consists of television signals that the viewer is able to receive directly on his television without charge using an "off-air" antenna. The extent of such competition is dependent in part upon the quality and quantity of signals available by such antenna reception as compared to the services provided by the local cable system. Accordingly, it has generally been less difficult for cable operators to obtain higher penetration rates in rural areas where signals available off-air are limited, than in metropolitan areas where numerous, high quality off-air signals are often available without the aid of cable television systems.

     Traditional Overbuild.  Cable television franchises are not exclusive, so
     ---------------------
that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenues to the operator of the original cable television system. Intercable has experienced overbuilds in connection with certain systems that it has owned or managed for limited partnerships, and currently there are overbuilds in the systems owned or managed by Intercable. Constructing and developing a cable television system is a capital intensive process, and it is often difficult for a new cable system operator to create a marketing edge over the existing system. Generally, an overbuilder would be required to obtain franchises from the local governmental authorities, although in some instances, the overbuilder could be the local government itself. In any case, an overbuilder would be required to obtain programming contracts from entertainment programmers and, in most cases, would have to build a complete cable system, including headends, trunk lines and drops to individual subscribers homes, throughout the franchise areas.

     DBS.  High-powered direct-to-home satellites have made possible the wide-
     ---
scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. Several companies began offering direct broadcast satellite ("DBS") service over the last few years and additional entrants are expected. Companies offering DBS service use video compression technology to increase channel capacity of their systems to 100 or more channels and to provide packages of movies, satellite network and other program services which are competitive to those of cable television systems. DBS cannot currently offer its subscribers local programming, although at least one future DBS entrant is attempting to offer customers regional delivery of local broadcast signals. In addition to emerging high-powered DBS competition, cable television systems face competition from a major medium-powered satellite distribution provider and several low-powered providers, whose service requires use of much larger home satellite dishes. Not all subscribers terminate cable television service upon acquiring a DBS system. The Managing General Partner has observed that there are DBS subscribers that also elect to subscribe to cable television service in order to obtain the greatest variety of programming on multiple television sets, including local programming not available through DBS service. The ability of DBS service providers to compete successfully with the cable television industry will depend on, among other factors, the ability of DBS providers to overcome certain legal and technical hurdles and the availability of equipment at reasonable prices.

     Telephone.  Federal cross-ownership restrictions historically limited entry
     ---------
by local telephone companies into the cable television business. The 1996 Telecommunications Act (the "1996 Telecom Act") eliminated this cross-ownership restriction, making it possible for companies with considerable resources to overbuild existing cable operators and enter the business. Several telephone companies have begun seeking cable television franchises from local governmental authorities and constructing cable television systems. Ameritech, one of the seven regional Bell Operating Companies ("BOCs"), which provides telephone service in a multi-state region including Illinois, has been the most active BOC in seeking local cable franchises within its service area. It has already begun cable service in Naperville, Illinois and has also obtained franchises for Glen Ellyn and Vernon Hills, Illinois, all of which are currently served by cable systems owned by three partnerships managed by

Intercable. The Managing General Partner cannot predict at this time the extent of telephone company competition that will emerge to owned or managed cable television systems. The entry of telephone companies as direct competitors, however, is likely to continue over the next several years and could adversely affect the profitability and market value of Intercable's owned and managed systems. The entry of electric utility companies into the cable television business, as now authorized by the 1996 Telecom Act, could have a similar adverse effect.

     Private Cable.  Additional competition is provided by private cable
     -------------
television systems, known as Satellite Master Antenna Television (SMATV), serving multi-unit dwellings such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with apartment owners and homeowners associations, which may preclude operators of franchised systems from serving residents of such private complexes. Private cable systems that do not cross public rights of way are free from the federal, state and local regulatory requirements imposed on franchised cable television operators. In some cases, the Venture has been unable to provide cable television service to buildings in which private operators have secured exclusive contracts to provide video and telephony services. The Venture is interested in providing these same services, but expects that the market to install and provide these services in multi-unit buildings will continue to be highly competitive.

     MMDS.  Cable television systems also compete with wireless program
     ----
distribution services such as multichannel, multipoint distribution service ("MMDS") systems, commonly called wireless cable, which are licensed to serve specific areas. MMDS uses low-power microwave frequencies to transmit television programming over-the-air to paying subscribers. The MMDS industry is less capital intensive than the cable television industry, and it is therefore more practical to construct MMDS systems in areas of lower subscriber penetration. Wireless cable systems are now in direct competition with cable television systems in several areas of the country, including the system in Pima County, Arizona owned by Intercable. Telephone companies have recently acquired or invested in wireless companies, and may use MMDS systems to provide services within their service areas in lieu of wired delivery systems. Enthusiasm for MMDS has waned in recent months, however, as Bell Atlantic and NYNEX have suspended their investment in two major MMDS companies. To date, the Venture has not lost a significant number of subscribers, nor a significant amount of revenue, to MMDS operators competing with the Venture's cable television systems. A series of actions taken by the FCC, however, including reallocating certain frequencies to the wireless services, are intended to facilitate the development of wireless cable television systems as an alternative means of distributing video programming. The FCC recently held auctions for spectrum that will be used by wireless operators to provide additional channels of programming over larger distances. In addition, an emerging technology, Local Multipoint Distribution services ("LMDS"), could also pose a significant threat to the cable television industry, if and when it becomes established. LMDS, sometimes referred to as cellular television, could have the capability of delivering more than 100 channels of video programming to a subscriber's home. The potential impact, however, of LMDS is difficult to assess due to the newness of the technology and the absence of any current fully operational LMDS systems.

     Cable television systems are also in competition, in various degrees with other communications and entertainment media, including motion pictures and home video cassette recorders.

REGULATION AND LEGISLATION
--------------------------

     The operation of cable television systems is extensively regulated by the FCC, some state governments and most local governments. The new 1996 Telecom Act alters the regulatory structure governing the nation's telecommunications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduces the scope of cable rate regulation.

     The 1996 Telecom Act requires the FCC to undertake a host of implementing rulemakings, the final outcome of which cannot yet be determined. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Venture's operations. This section briefly summarizes key laws and regulations affecting the operation of the Venture's cable systems and does not purport to describe all present, proposed, or possible laws and regulations affecting the Venture.

     Cable Rate Regulation.  The 1992 Cable Act imposed an extensive rate
     ---------------------
regulation regime on the cable television industry. Under that regime, all cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring either low penetration (less than 30%) by the incumbent cable operator, appreciable penetration (more than 15%) by competing multichannel video providers ("MVPs"), or the presence of a competing MVP affiliated with a local telephone company.

     Although the FCC rules control, local government units (commonly referred to as local franchising authorities or "LFAs") are primarily responsible for administering the regulation of the lowest level of cable -- the basic service tier ("BST"), which typically contains local broadcast stations and public, educational, and government ("PEG") access channels. Before an LFA begins BST rate regulation, it must certify to the FCC that it will follow applicable federal rules, and many LFAs have voluntarily declined to exercise this authority. LFAs also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services.
The 1996 Telecom Act allows operators to aggregate costs for broad categories of equipment across geographic and functional lines. This change should facilitate the introduction of new technology.

     The FCC itself directly administers rate regulation of any cable programming service tiers ("CPST"), which typically contain satellite-delivered
programming.   Under the 1996 Telecom Act, the FCC can regulate CPST rates only if an LFA first receives at least two rate complaints from local subscribers and then files a formal complaint with the FCC. When new CPST rate complaints are filed, the FCC now considers only whether the incremental increase is justified and will not reduce the previously established CPST rate.

     Under the FCC's rate regulations, most cable systems were required to reduce their BST and CPST rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with regulatory lag. Operators also have the opportunity of bypassing this "benchmark" regulatory scheme in favor of traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Premium cable services offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product. Federal law requires that the BST be offered to all cable subscribers, but limits the ability of operators to require purchase of any CPST before purchasing premium services offered on a per-channel or per-program basis.

     The 1996 Telecom Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. It also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

     Cable Entry Into Telecommunications.  The 1996 Telecom Act provides that no
     -----------------------------------
state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles (beginning in 2001) if the operator provides telecommunications service, as well as cable service, over its plant.

     Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. Review of the FCC's initial interconnection order is now pending before the Eighth Circuit Court of Appeals.

     Telephone Company Entry Into Cable Television.  The 1996 Telecom Act allows
     ---------------------------------------------
telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. Local exchange carriers ("LECs"), including the BOCs, can now compete with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service. As described above, Intercable is now witnessing the beginning of LEC competition in a few of its cable communities.

     Under the 1996 Telecom Act, a LEC providing video programming to subscribers will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to provide its programming via an "open video system" ("OVS"). To qualify for OVS status, the LEC must reserve two-thirds of the system's activated channels for unaffiliated entities.

     Although LECs and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on LEC buyouts (i.e., any ownership interest exceeding 10 percent) of co-located cable systems, cable operator buyouts of co-located LEC systems, and joint ventures between cable operators and LECs in the same market. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption." The 1996 Telecom Act also provides the FCC with the limited authority to grant waivers of the buyout prohibition (subject to LFA approval).

     Electric Utility Entry Into Telecommunications/Cable Television.  The 1996
     ---------------------------------------------------------------
Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Again, because of their resources, electric utilities could be formidable competitors to traditional cable systems.

     Additional Ownership Restrictions.  The 1996 Telecom Act eliminates
     ---------------------------------
statutory restrictions on broadcast/cable cross-ownership (including broadcast network/cable restrictions), but leaves in place existing FCC regulations prohibiting local cross-ownership between co-located television stations and cable systems. The 1996 Telecom Act also eliminates the three year holding period required under the 1992 Cable Act's "anti-trafficking" provision. The 1996 Telecom Act leaves in place existing restrictions on cable cross-ownership with SMATV and MMDS facilities, but lifts those restrictions where the cable operator is subject to effective competition. In January 1995, however, the FCC adopted regulations which permit cable operators to own and operate SMATV systems within their franchise area, provided that such operation is consistent with local cable franchise requirements.

     Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national program services. A companion rule establishing a nationwide ownership cap on any cable operator equal to 30% of all domestic cable subscribers has been stayed pending further judicial review.

     There are no federal restrictions on non-U.S. entities having an ownership interest in cable television systems or the FCC licenses commonly employed by such systems. Section 310(b)(4) of the Communications Act does, however, prohibit foreign ownership of FCC broadcast and telephone licenses, unless the FCC concludes that such foreign ownership is consistent with the public interest. BCI's investment in Intercable could, therefore, adversely affect any plan to acquire FCC broadcast or common carrier licenses. The Partnership, however, does not currently plan to acquire such licenses.

     Must Carry/Retransmission Consent.  The 1992 Cable Act contains broadcast
     ---------------------------------
signal carriage requirements that allow local commercial television broadcast stations to elect once every three years between requiring a cable system to carry the station ("must carry") or negotiating for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect "must carry," and more popular stations typically elect "retransmission consent." Must carry requests can dilute the appeal of a cable system's programming offerings, and retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse affect on the Venture's business.
Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for satellite-delivered independent "superstations" such as WTBS). The constitutionality of the must carry requirements has been challenged and is awaiting a decision from the U.S. Supreme Court.

     Access Channels.  LFAs can include franchise provisions requiring cable
     ---------------
operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity (up to 15% in some cases) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of the designated channel capacity, but use of commercial leased access channels has been relatively limited. The FCC released revised rules in February 1997 which mandate a modest rate reduction and could make commercial leased access a more attractive option to third party programmers.

     Access to Programming.  To spur the development of independent cable
     ---------------------
programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies.

     Other FCC Regulations.  In addition to the FCC regulations noted above,
     ---------------------
there are other FCC regulations covering such areas as equal employment opportunity, subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards, and consumer electronics equipment compatibility. The FCC is expected to impose new Emergency Alert System requirements on cable operators this year. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

     Two pending FCC proceedings of particular competitive concern involve inside wiring and navigational devices. The former rulemaking is considering ownership of cable wiring located inside multiple dwelling unit complexes. If the FCC concludes that such wiring belongs to, or can be unilaterally acquired by the complex owner, it will become easier for complex owners to terminate service from the incumbent cable operator in favor of a new entrant. The latter rulemaking is considering whether cable customers must be allowed to purchase cable converters from third party vendors. If the FCC concludes that such distribution is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service.

     Copyright.  Cable television systems are subject to federal copyright
     ---------
licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool (that varies depending on the size of the system and the number of distant broadcast television signals carried), cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect the Venture's ability to obtain desired broadcast programming. In addition, the cable industry pays music licensing fees to BMI and is negotiating a similar arrangement with ASCAP. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

     State and Local Regulation.  Cable television systems generally are
     --------------------------
operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way.
Federal law now prohibits franchise authorities from granting exclusive
franchises or from unreasonably refusing to award additional franchises.   Cable
franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee fails to comply with material provisions.

     The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable operations, service rates, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although LFAs have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, LFAs cannot insist on franchise fees exceeding 5% of the system's gross revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

     Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the franchise authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchise authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises.

     GENERAL. The Venture's business consists of providing cable television services to a large number of customers, the loss of any one of which would have no material effect on the Venture's business. The Aurora System has had some subscribers who later terminated the service. Terminations occur primarily because people move to another home or to another city. In other cases, people terminate on a seasonal basis or because they no longer can afford or are dissatisfied with the service. The amount of past due accounts in the Aurora System is not significant. The Venture's policy with regard to past due accounts is basically one of disconnecting service before a past due account becomes material.

     The Venture does not depend to any material extent on the availability of raw materials; it carries no significant amounts of inventory and it has no material backlog of customer orders. Neither the Venture nor the Partnership has any employees because all properties are managed by employees of the Managing General Partner. Intercable has engaged in research and development activities relating to the provision of new services but the amount of the Venture's funds expended for such research and development has never been material.

     Compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, earnings or competitive position of the Venture.

                              ITEM 2.  PROPERTIES
                              -------------------

     The Aurora System was acquired by the Venture in May 1990. The following sets forth (i) the monthly basic plus service rates charged to subscribers, (ii) the number of basic subscribers and pay units and (iii) the range of franchise expiration dates for the Aurora System. The monthly basic service rates set forth herein represent, with respect to systems with multiple headends, the basic service rate charged to the majority of the subscribers within the system. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1996, the Aurora System operated cable plant, passing approximately 74,529 homes, with an approximate 63% penetration rate. Figures for numbers of subscribers, miles of cable plant and homes passed are compiled from the Managing General Partner's records and may be subject to adjustments.

                                        At December 31,
                                   -------------------------
AURORA SYSTEM                       1996     1995     1994
-------------                      -------  -------  -------
Monthly basic plus service rate    $ 23.99  $ 22.58  $ 21.08
Basic subscribers                   47,018   43,982   40,666
Pay units                           26,002   25,938   27,856


                           ITEM 3.  LEGAL PROCEEDINGS
                           --------------------------

     None.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ------------------------------------------------------------

     None.


                                    PART II.
                                    --------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------
                      AND RELATED SECURITY HOLDER MATTERS
                      -----------------------------------

     While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. During 1996, several partners of the Partnership conducted "limited tender offers" for interests in the Partnership at prices ranging from $50 to $53 per interest. As of February 14, 1997, the number of equity security holders in the Partnership was 2,886.

Item 6. Selected Financial Data
-------------------------------

                                                           For the Year Ended December 31,
                                         --------------------------------------------------------------------
IDS/Jones Growth Partners 89-B, Ltd.         1996          1995          1994          1993          1992
---------------------------------------  ------------  ------------  ------------  ------------  ------------

Revenues                                 $         -   $         -   $         -   $         -   $         -
Depreciation and Amortization                      -             -             -             -             -
Operating Income                                   -             -             -             -             -
Net Loss                                  (2,044,291)   (2,237,773)   (2,171,573)   (2,011,841)   (2,005,831)
Net Loss per Limited Partnership Unit         (31.93)       (34.95)       (33.92)       (31.42)       (31.33)
Weighted Average Number of
  Limited Partnership
  Units Outstanding                           63,383        63,383        63,383        63,383        63,383
General Partners' Deficit                   (173,697)     (153,254)     (130,876)     (109,160)      (89,042)
Limited Partners' Capital (Deficit)       (3,322,721)   (1,298,873)      916,522     3,066,379     5,160,495
Total Assets                                       -             -       888,039     3,059,612     5,071,453
Debt                                               -             -             -             -             -



IDS/Jones Joint Venture Partners                              For the Year Ended December 31,
---------------------------------------  -------------------------------------------------------------------
                                             1996          1995          1994          1993          1992
                                         -----------   -----------   -----------   -----------   -----------
Revenues                                 $18,394,451   $16,860,900   $15,388,489   $15,196,068   $14,486,583
Depreciation and Amortization              9,926,847    10,317,694    10,601,501    10,883,845    10,507,110
Operating Loss                            (4,493,064)   (5,411,813)   (5,888,186)   (5,816,179)   (5,481,821)
Net Loss                                  (8,378,240)   (9,171,199)   (8,899,892)   (8,245,251)   (8,220,617)
Partners' Capital (Deficit)               (5,548,162)    2,830,078    12,001,277    20,901,169    29,146,420
Total Assets                              46,258,004    51,448,914    57,752,046    64,595,970    73,796,057
Debt                                      48,693,134    45,909,122    43,566,064    41,604,580    43,678,543
Jones Intercable, Inc. Advances              398,507       331,185       933,949     1,056,828       345,859


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

       The following discussion of the financial condition and results of operations of IDS/Jones Growth Partners 89-B, Ltd. (the "Partnership" and IDS/Jones Joint Venture Partners (the "Venture") contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties. The Partnership's and Venture's actual results may differ significantly from the results predicted in such forward-looking statements.

FINANCIAL CONDITION
-------------------

IDS/Jones Growth Partners 89-B, Ltd. -
------------------------------------

     The Partnership owns a 24 percent interest in the Venture. The Partnership's investment in this cable television joint venture, accounted for under the equity method, decreased by $2,044,291 compared to the December 31, 1995 balance. This decrease represents the Partnership's share of losses generated by the Venture during 1996. These losses are anticipated to continue. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for the Venture for details pertaining to its financial condition.

IDS/Jones Joint Venture Partners -
--------------------------------

     It is Intercable's publicly announced policy that it intends to liquidate its managed limited partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with Intercable's policy, the cable television system serving the communities of Aurora, North Aurora, Montgomery, Plano, Oswego, Sandwich, Yorkville and certain unincorporated areas of Kendall and Kane Counties, all in the State of Illinois (the "Aurora System"), along with other Chicago-area systems owned or managed by Intercable and its affiliates, were marketed for sale in 1996. The deadline set by Intercable for receipt of indications of interest for such systems from prospective buyers was October 15, 1996. Intercable did not receive any offer for the Aurora System. Intercable will continue to explore other alternatives for sale. There is no assurance as to the timing or terms of any sales.

     For the year ended December 31, 1996, the Venture generated net cash from operating activities totaling $1,850,720, which is available to fund capital expenditures and non-operating costs. During 1996, the Venture expended approximately $4,602,000 on capital expenditures. Approximately 46 percent of the expenditures related to plant extensions. Approximately 43 percent of the expenditures related to construction of service drops to subscriber homes. The remainder of the expenditures was used for various enhancements in the Aurora System. Funding for these expenditures was provided by cash generated from operations and borrowings under the Venture's credit facility. Budgeted capital expenditures for 1997 are approximately $4,090,000. Approximately 38 percent of the expenditures is for plant extensions. Approximately 36 percent of the expenditures is for service drops. These capital expenditures are necessary to maintain the value of the Aurora System. Funding for the expenditures is expected to be provided by cash generated from operations and, if available, borrowings from the Venture's credit facility.

     On December 5, 1991, IDS Management Corporation made a $1,800,000 loan to the Venture, which had been repaid at December 31, 1996. Also on December 5, 1991, Intercable made a $1,800,000 loan to the Venture of which $1,200,000 had been repaid at December 31, 1996. Any amounts not repaid to Intercable are convertible into equity in the Venture. In the first quarter of 1994, Intercable agreed to subordinate to all other Venture debt its $1,406,647 advance to the Venture outstanding at March 31, 1994 and IDS Management Corporation made an additional loan of $1,000,000 to the Venture to fund principal repayments due at the end of March 1994 on the Venture's then-outstanding term loan. The interest rates on the respective loans, which will vary from time to time, with respect to IDS Management Corporation's loans, are at its cost of borrowing, and, with respect to Intercable's loans, are at its weighted average cost of borrowing. It is anticipated that the remaining loans will be repaid over time with cash generated from operations and borrowings from the Venture's revolving credit and term loan. The related parties' notes will be repaid including accrued interest in the following order: first, to Intercable the remaining $600,000 of the $1,800,000 note dated December 5, 1991; second, to IDS Management Corporation the $1,000,000 note dated March 30, 1994; and third, to Intercable the $1,406,647 subordinated advance.

     The Venture is a party to a revolving credit and term loan agreement with two commercial banks. In the fourth quarter of 1996, Intercable amended the credit facility to extend the revolving credit period and increase the commitment to $47,000,000. The amended agreement allows for a reducing revolving commitment that will begin to reduce quarterly on June 30, 1999 until December 31, 1999, at which time the commitment will reduce to zero and all principal and interest amounts will be due and payable in full. At December 31, 1996, $45,600,000 was outstanding under this agreement, leaving $1,400,000 available for future needs of the Venture, subject to certain financial covenants that may limit borrowing. Interest on the credit facility is at the Venture's option of the Prime Rate plus .625 percent, the London Interbank Offered Rate plus 1.625 percent or the Certificate of Deposit Rate plus 1.75 percent. The effective interest rates on outstanding obligations to non-affiliates as of December 31, 1996 and 1995 were 7.38 percent and 7.83 percent, respectively.

     On December 5, 1991, Intercable made an equity investment in the Venture in the amount of $2,872,000. Also on December 5, 1991, IDS Management Corporation made an equity investment in the Venture of $2,872,000. As a result of their equity contributions to the Venture, IDS Management Corporation and Intercable each have a 5 percent equity interest in the Venture, the Partnership has a 24 percent interest and IDS/Jones Growth Partners II, L.P. has a 66 percent interest. If the remaining portion of Intercable's December 5, 1991 loan is converted to equity, the ownership percentages will be adjusted accordingly.

RESULTS OF OPERATIONS
---------------------

IDS/Jones Growth Partners 89-B, Ltd. -
------------------------------------

     All of the operations of the Partnership are represented exclusively by its 24 percent interest in the Venture. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for the Venture for details pertaining to its operations.

IDS/Jones Joint Venture Partners -
--------------------------------

     Revenues of the Venture's Aurora System increased $1,533,551, or approximately 9 percent, to $18,394,451 in 1996 compared to $16,860,900 in 1995. The increase in revenues was primarily due to an increase in the number of basic subscribers and basic service rate increases. An increase in the number of basic service subscribers accounted for approximately 50 percent of the increase in revenues. The number of basic service subscribers increased 3,036, or approximately 7 percent, to 47,018 at December 31, 1996 compared to 43,982 at December 31, 1995. Basic service rate increases accounted for approximately 45 percent of the increase in revenues. No other individual factor was significant to the increases in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Aurora System. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses increased $924,679, or approximately 9 percent, to $10,733,857 in 1996 compared to $9,809,178 for the comparable 1995 period. Operating expenses represented approximately 58 percent of revenues in 1996 and 1995, respectively. Increases in programming fees, due in part to the increase in the subscriber base, primarily accounted for the increase in operating expenses. No other individual factors contributed significantly to the increase.

     Management and supervision fees and allocated overhead from the General Partners increased $80,970, or approximately 4 percent, to $2,226,811 in 1996 compared to $2,145,841 in 1995. The increase was due to the increase in revenues, upon which management and supervision fees are based.

     Depreciation and amortization expense decreased $390,847, or approximately 4 percent, to $9,926,847 in 1996 compared to $10,317,694 in 1995. The decrease was due to the maturation of a portion of the tangible asset base.

     Operating loss decreased $918,749, or approximately 17 percent, to $4,493,064 in 1996 compared to $5,411,813 in 1995. The decrease was due to the increase in revenues and the decrease in depreciation and amortization expense exceeding the increase in operating expenses and management and supervision fees and allocated overhead from the General Partners.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating income before depreciation and amortization. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization expense increased $527,902, or approximately 11 percent, to $5,433,783 in 1996 compared to $4,905,881 in 1995. The increase was due to the increase in revenues exceeding the increases in operating expenses and management and supervision fees and allocated overhead from the General Partners.

     Interest expense decreased $9,899, or less than one percent, to $3,757,477 in 1996 compared to $3,767,376 in 1995. This decrease was due to lower effective interest rates on interest bearing obligations during 1996.

     Consolidated loss decreased $792,959, or approximately 9 percent, to $8,378,240 in 1996 compared to $9,171,199 in 1995. This decrease was due to the factors discussed above. Such losses are expected to continue.

     1995 Compared to 1994
     ---------------------

     Revenues of the Venture increased $1,472,411, or approximately 10 percent, to $16,860,900 in 1995 compared to $15,388,489 in 1994. An increase in the number of basic subscribers accounted for approximately 57 percent of the increase in revenues. The number of basic subscribers increased 3,316, or approximately 8 percent, to 43,982 at December 31, 1995 compared to 40,666 at December 31, 1994. Basic service rate increases accounted for approximately 40 percent of the increase in revenues. The increase in revenues was partially offset by a decrease in premium service subscriptions. The number of premium service subscriptions decreased 1,918, or approximately 7 percent, to 25,938 at December 31, 1995 from 27,856 at December 31, 1994. No other individual factor was significant to the increase in revenues.

     Operating expenses increased $1,154,174, or approximately 13 percent, to $9,809,178 in 1995 compared to $8,655,004 in 1994. Operating expenses represented 58 percent of revenues in 1995 and 56 percent of revenues in 1994. Increases in programming fees, personnel expenses and office related expenses primarily accounted for the increase in operating expenses in 1995. No other individual factor contributed significantly to the increase.

     Management and supervision fees and allocated overhead from the General Partners increased $125,671, or approximately 6 percent, to $2,145,841 in 1995 compared to $2,020,170 in 1994. The increase was primarily due to the increase in revenues, upon which such management and supervision fees are based.

     Depreciation and amortization expense decreased $283,807, or approximately 3 percent, to $10,317,694 in 1995 compared to $10,601,501 in 1994. The decrease was due to the maturation of a portion of the tangible asset base.

     Operating loss decreased $476,373, or approximately 8 percent, to $5,411,813 in 1995 compared to $5,888,186 in 1994. The decrease was due to the increase in revenues and the decrease in depreciation and amortization expense exceeding the increases in operating expenses and management and supervision fees and allocated overhead from the General Partners.

     Operating income before depreciation and amortization increased $192,566, or approximately 4 percent, to $4,905,881 in 1995 compared to $4,713,315 in 1994. The increase was due to the increase in revenues exceeding the increases in operating expenses and management and supervision fees and allocated overhead from the General Partners.

     Interest expense increased $910,698, or approximately 32 percent, to $3,767,376 in 1995 compared to $2,856,678 in 1994. The increase was due to higher effective interest rates and higher outstanding balances on interest bearing obligations.

     Consolidated loss increased $271,307, or approximately 3 percent, to $9,171,199 in 1995 compared to $8,899,892 in 1994. This increase was due to the factors discussed above.

Item 8.  Financial Statements
-----------------------------

                      IDS/JONES GROWTH PARTNERS 89-B, LTD.
                      ------------------------------------

                              FINANCIAL STATEMENTS
                              --------------------

                        AS OF DECEMBER 31, 1996 AND 1995
                        --------------------------------

                                     INDEX
                                     -----

                                                   Page
                                             ----------------

                                             89-B     Venture
                                             ----     -------

Report of Independent Public Accountants       16       24

Balance Sheets                                 17       25

Statements of Operations                       18       27

Statements of Partners' Capital (Deficit)      19       28

Statements of Cash Flows                       20       29

Notes to Financial Statements                  21       30


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of IDS/Jones Growth Partners 89-B, Ltd.:

        We have audited the accompanying balance sheets of IDS/JONES GROWTH PARTNERS 89-B, LTD. (a Colorado limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDS/Jones Growth Partners 89-B, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                    ARTHUR ANDERSEN LLP


Denver, Colorado,
March 7, 1997.

                      IDS/JONES GROWTH PARTNERS 89-B, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                                 BALANCE SHEETS
                                 --------------


                                                                  December 31,
                                                          ---------------------------
                                                               1996           1995
                                                          ------------   ------------
      ASSETS                                              $          -   $          -
      ------                                              ============   ============

    LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
    -------------------------------------------

LIABILITIES:
 Loss in excess of investment in cable television
  joint venture                                           $  3,394,025   $  1,349,734
 Accounts payable - affiliate                                  102,393        102,393
                                                          ------------   ------------

       Total liabilities                                     3,496,418      1,452,127
                                                          ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
 General Partners-
  Contributed capital                                              500            500
  Accumulated deficit                                         (174,197)      (153,754)
                                                          ------------   ------------

                                                              (173,697)      (153,254)
                                                          ------------   ------------

 Limited Partners-
  Contributed capital (63,383 units
   outstanding at December 31, 1996
   and 1995)                                                12,623,901     12,623,901
  Accumulated deficit                                      (15,946,622)   (13,922,774)
                                                          ------------   ------------

                                                            (3,322,721)    (1,298,873)
                                                          ------------   ------------

     Total liabilities and partners' capital (deficit)    $          -   $          -
                                                          ============   ============

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                      IDS/JONES GROWTH PARTNERS 89-B, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                   Year Ended December 31,
                                          ---------------------------------------
                                              1996          1995          1994
                                          -----------   -----------   -----------
EQUITY IN NET LOSS OF CABLE TELEVISION
  JOINT VENTURE                           $(2,044,291)  $(2,237,773)  $(2,171,573)
                                          -----------   -----------   -----------

NET LOSS                                  $(2,044,291)  $(2,237,773)  $(2,171,573)
                                          ===========   ===========   ===========

ALLOCATION OF NET LOSS:
  General Partners                        $   (20,443)  $   (22,378)  $   (21,716)
                                          ===========   ===========   ===========

  Limited Partners                        $(2,023,848)  $(2,215,395)  $(2,149,857)
                                          ===========   ===========   ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                            $(31.93)      $(34.95)  $    (33.92)
                                          ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                63,383        63,383        63,383
                                          ===========   ===========   ===========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                      IDS/JONES GROWTH PARTNERS 89-B, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                   -----------------------------------------


                                              Year Ended December 31,
                                      ---------------------------------------
                                          1996          1995          1994
                                      -----------   -----------   -----------
GENERAL PARTNERS:
  Jones Cable Corporation
        Balance, beginning of year    $   (76,627)  $   (65,438)  $   (54,580)
        Net loss for year                 (10,222)      (11,189)      (10,858)
                                      -----------   -----------   -----------

        Balance, end of year          $   (86,849)  $   (76,627)  $   (65,438)
                                      ===========   ===========   ===========

  IDS Cable Corporation
        Balance, beginning of year    $   (76,627)  $   (65,438)  $   (54,580)
        Net loss for year                 (10,221)      (11,189)      (10,858)
                                      -----------   -----------   -----------

        Balance, end of year          $   (86,848)  $   (76,627)  $   (65,438)
                                      ===========   ===========   ===========

  Total
        Balance, beginning of year    $  (153,254)  $  (130,876)  $  (109,160)
        Net loss for year                 (20,443)      (22,378)      (21,716)
                                      -----------   -----------   -----------

        Balance, end of year          $  (173,697)  $  (153,254)  $  (130,876)
                                      ===========   ===========   ===========

LIMITED PARTNERS:
        Balance, beginning of year    $(1,298,873)  $   916,522   $ 3,066,379

        Net loss for year              (2,023,848)   (2,215,395)   (2,149,857)
                                      -----------   -----------   -----------

        Balance, end of year          $(3,322,721)  $(1,298,873)  $   916,522
                                      ===========   ===========   ===========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                      IDS/JONES GROWTH PARTNERS 89-B, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------



                                                                               Year Ended December 31,
                                                                     ---------------------------------------
                                                                         1996          1995         1994
                                                                     -----------   -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $(2,044,291)  $(2,237,773)  $(2,171,573)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
      Equity in net loss of
        Cable Television Joint Venture                                 2,044,291     2,237,773     2,171,573
      Increase in advances from affiliates                                     -             -             -
                                                                     -----------   -----------   -----------

         Net cash provided by operating activities                             -             -             -
                                                                     -----------   -----------   -----------

Net change in cash                                                             -             -             -

Cash, beginning of year                                                        -             -             -
                                                                     -----------   -----------   -----------

Cash, end of year                                                    $         -   $         -   $         -
                                                                     ===========   ===========   ===========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                      IDS/JONES GROWTH PARTNERS 89-B, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


(1)  ORGANIZATION AND PARTNERS' INTERESTS
     ------------------------------------

     Formation and Business
     ----------------------

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

     Contributed Capital
     -------------------

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

     Formation of Joint Venture
     --------------------------

     On May 30, 1990, the Partnership and IDS/Jones Growth Partners II, L.P. ("Growth Partners II"), an affiliated Colorado limited partnership, formed a Colorado general partnership known as IDS/Jones Joint Venture Partners (the "Venture"). The Venture was formed for the purpose of acquiring the cable television system serving the communities of Aurora, North Aurora, Montgomery, Plano, Oswego, Sandwich, Yorkville and certain unincorporated areas of Kendall and Kane Counties, all in the state of Illinois (the "Aurora System"). Under the joint venture agreement between the joint venture partners, profits, losses and distributions of the Venture will be shared in proportion to total capital contributions made by the individual venture partners. Final Venture capitalization was accomplished through contributions by Growth Partners II of $37,592,709, the Partnership of $14,008,000, Intercable of $2,872,000 and IDS Management Corporation of $2,872,000. As a result of their equity contributions to the Venture, IDS Management Corporation and Intercable each have a 5 percent equity interest in the Venture, Growth Partners II has a 66 percent interest and the Partnership has a 24 percent interest.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Accounting Records
     ------------------

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

     Investment in Cable Television Joint Venture
     --------------------------------------------

     The investment in the Venture is accounted for under the equity method. The Venture incurred losses of $8,378,240, $9,171,199 and $8,899,892 in 1996,
1995 and 1994, respectively, of which $2,044,291, $2,237,773 and $2,171,573, respectively, were allocated to the Partnership. The operations of the Venture are significant to the Partnership and should be reviewed in conjunction with these financial statements. Reference is made to the accompanying financial statements of the Venture on pages 25 to 35.

(3)  TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES
     -----------------------------------------------------

     Management Fees, Supervision Fees, Distribution Ratios and Reimbursements
     -------------------------------------------------------------------------

     Intercable manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid by the Venture to Intercable during the years ended December 31, 1996, 1995 and 1994 (reflecting the Partnership's 24 percent interest in the Venture) were $224,412, $205,703 and $187,739, respectively.

     The Supervising General Partner participates in certain management decisions of the Partnership and receives a fee for their services equal to 1/2 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Supervision fees paid by the Venture to the Supervising General Partner during the years ended December 31, 1996, 1995 and 1994 (reflecting the Partnership's 24 percent interest in the Venture) were $22,441, $20,570 and $18,774, respectively.

     Any Partnership distributions made from cash flow (defined as cash receipts derived from routine operations, less debt principal and interest payments and cash expenses) are allocated 99 percent to the limited partners, 1/2 percent to the Managing General Partner and 1/2 percent to the Supervising General Partner. Any distributions other than interest income on limited partner subscriptions earned prior to the acquisition of the Partnership's first cable television system or from cash flow, such as from the sale or refinancing of a system or upon dissolution of the Partnership, will be made as follows: first, to the limited partners in an amount which, together with all prior distributions, will equal 125 percent of the amount initially contributed to the Partnership capital by the limited partners; the balance, 75 percent to the limited partners, 12-1/2 percent to the Managing General Partner and 12-1/2 percent to the Supervising General Partner. As of December 31, 1996, the Partnership had made no such distributions.

     The Partnership reimburses Intercable for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operations of the Venture and would have been incurred by the Venture if it was a stand alone entity. Allocations of personnel costs are based on actual time spent by employees of Intercable with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by Intercable and certain of its affiliates. Systems owned by Intercable and all other systems owned by partnerships for which Intercable or affiliates are the general partners are also allocated a proportionate share of these expenses.
The Managing General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to Intercable by the Partnership for allocated overhead and administrative expenses during the years ended December 31, 1996, 1995 and 1994 (reflecting the Partnership's 24 percent interest in the Venture) were $296,488, $297,312 and $286,408, respectively. The Supervising General Partners may also be reimbursed for certain expenses incurred on behalf of the Partnership. There were no reimbursements made to the Supervising General Partner by the Venture for allocated overhead and administrative expenses during the years ended December 31, 1996, 1995 and 1994.

(4)  INCOME TAXES
     ------------

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of IDS/Jones Joint Venture Partners:

     We have audited the accompanying balance sheets of IDS/JONES JOINT VENTURE PARTNERS (a Colorado general partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDS/Jones Joint Venture Partners as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                 ARTHUR ANDERSEN LLP



Denver, Colorado,
March 7, 1997.

                        IDS/JONES JOINT VENTURE PARTNERS
                        --------------------------------
                            (A General Partnership)

                                 BALANCE SHEETS
                                 --------------



                                                                        December 31,
                                                                ----------------------------
     ASSETS                                                         1996           1995
     ------                                                     -------------  -------------

CASH                                                            $     39,236   $      6,803

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $183,205 and $49,993 at
  December 31, 1996 and 1995, respectively                           486,278        463,098

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                          42,616,023     38,380,661
  Less- accumulated depreciation                                 (20,360,651)   (17,672,119)
                                                                ------------   ------------

                                                                  22,255,372     20,708,542

  Franchise costs and other intangible assets, net of
    accumulated amortization of $50,617,891 and $43,830,221
    at December 31, 1996 and 1995, respectively                   23,080,104     29,867,774
                                                                ------------   ------------

          Total investment in cable television properties         45,335,476     50,576,316


DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                      397,014        402,697
                                                                ------------   ------------

          Total assets                                          $ 46,258,004   $ 51,448,914
                                                                ============   ============

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                        IDS/JONES JOINT VENTURE PARTNERS
                        --------------------------------
                            (A General Partnership)

                                 BALANCE SHEETS
                                 --------------


                                                            December 31,
                                                    ---------------------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)              1996           1995
-------------------------------------------         ------------   ------------
LIABILITIES:
  Debt                                              $ 48,693,134   $ 45,909,122
  Accounts payable-Managing General Partner              398,507        331,185
  Trade accounts payable and accrued liabilities       2,649,831      2,315,955
  Subscriber prepayments                                  64,694         62,574
                                                    ------------   ------------

          Total liabilities                           51,806,166     48,618,836
                                                    ------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' CAPITAL (DEFICIT):
  Contributed capital                                 57,344,709     57,344,709
  Accumulated deficit                                (62,892,871)   (54,514,631)
                                                    ------------   ------------

                                                      (5,548,162)     2,830,078
                                                    ------------   ------------

          Total liabilities and partners'
            capital (deficit)                       $ 46,258,004   $ 51,448,914
                                                    ============   ============


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                        IDS/JONES JOINT VENTURE PARTNERS
                        --------------------------------
                            (A General Partnership)

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                  Year Ended December 31,
                                          ----------------------------------------
                                              1996          1995          1994
                                          ------------  ------------  ------------

REVENUES                                  $18,394,451   $16,860,900   $15,388,489

COSTS AND EXPENSES:
  Operating expenses                       10,733,857     9,809,178     8,655,004
  Management and supervision
    fees and allocated overhead
    from General Partners                   2,226,811     2,145,841     2,020,170
  Depreciation and amortization             9,926,847    10,317,694    10,601,501
                                          -----------   -----------   -----------

OPERATING LOSS                             (4,493,064)   (5,411,813)   (5,888,186)
                                          -----------   -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                         (3,757,477)   (3,767,376)   (2,856,678)
  Other, net                                 (127,699)        7,990      (155,028)
                                          -----------   -----------   -----------

          Total other income (expense)     (3,885,176)   (3,759,386)   (3,011,706)
                                          -----------   -----------   -----------

NET LOSS                                  $(8,378,240)  $(9,171,199)  $(8,899,892)
                                          ===========   ===========   ===========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                        IDS/JONES JOINT VENTURE PARTNERS
                        --------------------------------
                            (A General Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                   -----------------------------------------


                                               Year Ended December 31,
                                      ----------------------------------------
                                           1996          1995          1994
                                       -----------   -----------   -----------
IDS/JONES GROWTH PARTNERS 89-B:
  Balance, beginning of year           $(1,349,734)  $   888,039   $ 3,059,612
  Net loss for year                     (2,044,291)   (2,237,773)   (2,171,573)
                                       -----------   -----------   -----------

  Balance, end of year                 $(3,394,025)  $(1,349,734)  $   888,039
                                       ===========   ===========   ===========

IDS/JONES GROWTH PARTNERS II, L.P.:
  Balance, beginning of year           $ 1,944,286   $ 7,960,592   $13,798,921
  Net loss for year                     (5,496,125)   (6,016,306)   (5,838,329)
                                       -----------   -----------   -----------

  Balance, end of year                 $(3,551,839)  $ 1,944,286   $ 7,960,592
                                       ===========   ===========   ===========

JONES INTERCABLE, INC.:
  Balance, beginning of year           $ 1,117,763   $ 1,576,323   $ 2,021,318
  Net loss for year                       (418,912)     (458,560)     (444,995)
                                       -----------   -----------   -----------

  Balance, end of year                 $   698,851   $ 1,117,763   $ 1,576,323
                                       ===========   ===========   ===========

IDS MANAGEMENT CORPORATION:
  Balance, beginning of year           $ 1,117,763   $ 1,576,323   $ 2,021,318
  Net loss for year                       (418,912)     (458,560)     (444,995)
                                       -----------   -----------   -----------

  Balance, end of year                 $   698,851   $ 1,117,763   $ 1,576,323
                                       ===========   ===========   ===========

TOTAL:
  Balance, beginning of year           $ 2,830,078   $12,001,277   $20,901,169
  Net loss for year                     (8,378,240)   (9,171,199)   (8,899,892)
                                       -----------   -----------   -----------

  Balance, end of year                 $(5,548,162)  $ 2,830,078   $12,001,277
                                       ===========   ===========   ===========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                        IDS/JONES JOINT VENTURE PARTNERS
                        --------------------------------
                            (A General Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                        Year Ended December 31,
                                                                 ----------------------------------------
                                                                     1996          1995           1994
                                                                 -----------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $(8,378,240)  $(9,171,199)  $ (8,899,892)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                9,926,847    10,317,694     10,601,501
      Amortization of interest rate protection contract               52,500        52,500              -
      Increase in trade receivables                                  (23,180)      (59,670)       (37,919)
      Increase in deposits, prepaid expenses and
        deferred charges                                            (130,025)      (81,080)      (156,732)
      Increase in trade accounts payable and accrued
        liabilities and subscriber prepayments                       335,496     1,127,773        217,363
      Increase (decrease) in advances from
        Jones Intercable, Inc.                                        67,322      (602,764)      (122,879)
                                                                 -----------   -----------   ------------

                    Net cash provided by operating activities      1,850,720     1,583,254      1,601,442
                                                                 -----------   -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                         (4,602,299)   (3,871,793)    (3,587,639)
                                                                 -----------   -----------   ------------

                    Net cash used in investing activities         (4,602,299)   (3,871,793)    (3,587,639)
                                                                 -----------   -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                         7,829,712     3,016,410     40,900,085
  Repayment of debt                                               (5,045,700)     (673,352)   (38,938,601)
  Purchase of interest rate protection contract                            -      (105,000)             -
                                                                 -----------   -----------   ------------

                    Net cash provided by financing activities      2,784,012     2,238,058      1,961,484
                                                                 -----------   -----------   ------------

Increase (decrease) in cash                                           32,433       (50,481)       (24,713)

Cash, beginning of year                                                6,803        57,284         81,997
                                                                 -----------   -----------   ------------

Cash, end of year                                                $    39,236   $     6,803   $     57,284
                                                                 ===========   ===========   ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Interest paid                                                 $ 3,434,691   $ 2,974,550   $  2,516,358
                                                                 ===========   ===========   ============

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                        IDS/JONES JOINT VENTURE PARTNERS
                        --------------------------------
                            (A General Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


(1)  ORGANIZATION AND PARTNERS' INTERESTS
     ------------------------------------

     Formation and Business
     ----------------------

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

     On December 5, 1991, IDS Management Corporation made a $1,800,000 loan to the Venture, which had been repaid at December 31, 1996. Also on December 5, 1991, Intercable made a $1,800,000 loan to the Venture of which $1,200,000 had been repaid at December 31, 1996. Any amounts not repaid to Intercable are convertible into equity in the Venture. In the first quarter of 1994, Intercable agreed to subordinate to all other Venture debt its $1,406,647 advance to the Venture outstanding at March 31, 1994 and IDS Management Corporation made an additional loan of $1,000,000 to the Venture to fund principal repayments due at the end of March 1994 on the Venture's then-outstanding term loan. The interest rates on the respective loans, which will vary from time to time, with respect to IDS Management Corporation's loans, are at its cost of borrowing, and, with respect to Intercable's loans, are at its weighted average cost of borrowing. It is anticipated that the remaining loans will be repaid over time with cash generated from operations and borrowings from the Venture's revolving credit and term loan. The related parties' notes will be repaid including accrued interest in the following order: first, to Intercable the remaining $600,000 of the $1,800,000 note dated December 5, 1991; second, to IDS Management Corporation the $1,000,000 note dated March 30, 1994; and third, to Intercable the $1,406,647 subordinated advance.

     On December 5, 1991, Intercable made an equity investment in the Venture in the amount of $2,872,000. Also on December 5, 1991, IDS Management Corporation made an equity investment in the Venture of $2,872,000. As a result of their equity contributions to the Venture, IDS Management Corporation and Intercable each have a 5 percent equity interest in the Venture, IDS/Jones II has a 66 percent interest and IDS/Jones 89-B has a 24 percent interest. If the remaining portion of Intercable's December 5, 1991 loan is converted to equity, the ownership percentages will be adjusted accordingly.

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

     Contributed Capital
     -------------------

     The capitalization of the Venture is set forth in the accompanying statements of partners' capital.

     All Venture distributions, including those made from cash flow, from the sale or refinancing of Venture property and on dissolution of the Venture, shall be made to the Venture partners in proportion to their respective interests in the Venture.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Accounting Records
     ------------------

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

     Allocation of Cost of Purchased Cable Television System
     -------------------------------------------------------

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

     Property, Plant and Equipment
     -----------------------------

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

     Property, plant and equipment and the corresponding accumulated depreciation are written off as certain assets become fully depreciated and are no longer in service.

     Intangible Assets
     -----------------

     Costs assigned to franchises, subscriber lists and costs in excess of interests in net assets purchased will be amortized using the straight-line method over their remaining estimated useful lives.

               Franchise costs                     4 years
               Subscriber lists                    1 year
               Costs in excess of interests in
                net assets purchased              34 years

     Revenue Recognition
     -------------------

     Subscriber prepayments are initially deferred and recognized as revenue when earned.

     Reclassification
     ----------------

     Certain prior year amounts have been reclassified to conform to the 1996 presentation.

(3)  TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES
     -----------------------------------------------------

     Management Fees, Supervision Fees, Distribution Ratios and Reimbursements
     -------------------------------------------------------------------------

     Intercable manages the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid by the Venture to Intercable during the years ended December 31, 1996, 1995 and 1994 were $919,723, $843,045 and $769,424, respectively.

     The Supervising General Partners participate in certain management decisions of the Venture and receives a fee for their services equal to 1/2 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Supervision fees paid by the Venture to the Supervising General Partners during the years ended December 31, 1996, 1995 and 1994 were $91,972, $84,305 and $76,942, respectively.

     The Venture reimburses Intercable for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Such services, and their related costs, are necessary to the operations of the Venture and would have been incurred by the Venture if it was a stand alone entity. Allocations of personnel costs are based on actual time spent by employees of Intercable with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by Intercable and certain of its affiliates. Systems owned by Intercable and all other systems owned by partnerships for which Intercable or affiliates are the general partners are also allocated a proportionate share of these expenses. Intercable believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to Intercable by the Venture for allocated overhead and administrative expenses during the years ended December 31, 1996, 1995 and 1994 were $1,215,116, $1,218,491 and
$1,173,804, respectively.

     The Supervising General Partners may also be reimbursed for certain expenses incurred on behalf of the Venture. There were no reimbursements made to the Supervising General Partners by the Venture for allocated overhead and administrative expenses during the years ended December 31, 1996, 1995 and 1994.

     During 1996, the Venture was charged interest by Intercable at an average interest rate of 8.58 percent on amounts due Intercable and on the subordinated loans from Intercable, which approximated Intercable's weighted average cost of borrowing. Total interest charged to the Venture by Intercable during the years ended December 31, 1996, 1995 and 1994 was $382,725, $481,211 and $386,257, respectively.

     The Venture was charged interest on the subordinated loans from IDS Management Corporation at an average interest rate of 6.08 percent, which approximated IDS Management Corporation's cost of borrowing. Total interest charged to the Venture by IDS Management Corporation during 1996, 1995 and 1994 was $111,741, $120,970 and $113,458, respectively.

     Any Partnership distributions made from cash flow (defined as cash receipts derived from routine operations, less debt principal and interest payments and cash expenses) are allocated 99 percent to the limited partners, 1/2 percent to the Managing General Partner and 1/2 percent to the Supervising General Partner. Any distributions other than interest income on limited partner subscriptions earned prior to the acquisition of the Partnership's first cable television system or from cash flow, such as from the sale or refinancing of a system or upon dissolution of the Partnership, will be made as follows: first, to the limited partners in an amount which, together with all prior distributions, will equal 100 percent of the amount initially contributed to the Partnership by the limited partners; second, to the General Partners in an amount which, together with all prior distributions, will equal the amount contributed to the capital of the partnership by the General Partners; third, to the limited partners in an amount which, together with all prior distributions, will equal a 6 percent per annum cumulative and noncompounded return on the capital contributions of the limited partners; the balance, 75 percent to the limited partners, 12-1/2 percent to the Managing General Partner and 12-1/2 percent to the Supervising General Partner.

     Payments to/from Affiliates for Programming Services
     ----------------------------------------------------

     The Venture receives programming from Superaudio, Jones Education Company and Product Information Network, all of which are affiliates of Intercable.

     Payments to Superaudio totaled $27,973, $23,928 and $23,558, respectively, in 1996, 1995 and 1994. Payments to Jones Education Company totaled $90,418, $76,741 and $33,768, respectively, in 1996, 1995 and 1994.

     The Venture receives a commission from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network paid commissions to the Venture totaling $46,841, $29,347 and $11,442 in 1996, 1995 and 1994, respectively.

(4)  PROPERTY, PLANT AND EQUIPMENT
     -----------------------------

     Property, plant and equipment as of December 31, 1996 and 1995, consisted of the following:

                                                1996           1995
                                            ------------   ------------

          Cable distribution systems        $ 41,144,449   $ 36,726,927
          Equipment and tools                    686,650        661,881
          Office furniture and equipment         318,341        290,671
          Vehicles                               387,298        622,722
          Buildings                               79,285         78,460
                                            ------------   ------------

                                              42,616,023     38,380,661

          Less- accumulated depreciation     (20,360,651)   (17,672,119)
                                            ------------   ------------

                                            $ 22,255,372   $ 20,708,542
                                            ============   ============

(5)  DEBT
     ----

     Debt consists of the following:               December 31,
                                            ---------------------------
                                                1996           1995
                                            ------------   ------------
          Lending institutions-
           Revolving credit agreement       $ 45,600,000   $ 40,800,000
          Affiliated entities-
           Subordinated loans:
            Intercable                         2,006,647      3,206,647
            IDS Management Corporation         1,000,000      1,800,000
          Capital lease obligations               86,487        102,475
                                            ------------   ------------

                                            $ 48,693,134   $ 45,909,122
                                            ============   ============

     On December 5, 1991, IDS Management Corporation made a $1,800,000 loan to the Venture, which had been repaid at December 31, 1996. Also on December 5, 1991, Intercable made a $1,800,000 loan to the Venture of which $1,200,000 had been repaid at December 31, 1996. Any amounts not repaid to Intercable are convertible into equity in the Venture. In the first quarter of 1994, Intercable agreed to subordinate to all other Venture debt its $1,406,647 advance to the Venture outstanding at March 31, 1994 and IDS Management Corporation made an additional loan of $1,000,000 to the Venture to fund principal repayments due at the end of March 1994 on the Venture's then-outstanding term loan. The interest rates on the respective loans, which will vary from time to time, with respect to IDS Management Corporation's loans, are at its cost of borrowing, and, with respect to Intercable's loans, are at its weighted average cost of borrowing.
It is anticipated that the remaining loans will be repaid over time with cash generated from operations and borrowings from the Venture's revolving credit and term loan. The related parties' notes will be repaid including accrued interest in the following order: first, to Intercable the remaining $600,000 of the $1,800,000 note dated December 5, 1991; second, to IDS Management Corporation the $1,000,000 note dated March 30, 1994; and third, to Intercable the $1,406,647 subordinated advance.

     The Venture is a party to a revolving credit and term loan agreement with two commercial banks. In the fourth quarter of 1996, the General Partner amended the credit facility to extend the revolving credit period and increase the commitment to $47,000,000. The amended agreement allows for a reducing revolving commitment that will begin to reduce quarterly on June 30, 1999 until December 31, 1999, at which time the commitment will reduce to zero and all principal and interest amounts will be due and payable in full. At December 31, 1996, $45,600,000 was outstanding under this agreement, leaving $1,400,000 available for future needs of the Venture, subject to certain financial covenants that may limit borrowing. Interest on the credit facility is at the Venture's option of the Prime Rate plus .625 percent, the London Interbank Offered Rate plus 1.625 percent or the Certificate of Deposit Rate plus 1.75 percent. The effective interest rates on outstanding obligations to non-affiliates as of December 31, 1996 and 1995 were 7.38 percent and 7.83 percent, respectively.

     On December 5, 1991, Intercable made an equity investment in the Venture in the amount of $2,872,000. Also on December 5, 1991, IDS Management Corporation made an equity investment in the Venture of $2,872,000. As a result of their equity contributions to the Venture, IDS Management Corporation and Intercable each have a 5 percent equity interest in the Venture, IDS/Jones II has a 66 percent interest and IDS/Jones 89-B has a 24 percent interest. If the remaining portion of Intercable's December 5, 1991 loan is converted to equity, the ownership percentages will be adjusted accordingly.

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

     Installments due on debt principal for each of the five years in the period ending December 31, 2001 and thereafter, respectively, are: $3,032,593, $25,946, $45,625,946, $8,649, $-0- and $-0-.

     At December 31, 1996, the carrying amount of the Venture's long-term debt did not differ significantly from the estimated fair value of the financial instruments. The fair value of the Venture's long-term debt is estimated based on the discounted amount of future debt service payments using rates of borrowing for a liability of similar risk.

(6)  INCOME TAXES
     ------------

     Income taxes have not been recorded in the accompanying financial statements because they accrue directly to the partners. The federal and state income tax returns of the Venture are prepared and filed by the Managing General Partner.

     The Venture's tax returns, the qualification of the Venture as a partnership for tax purposes, and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes with respect to the Venture qualification as a partnership, or in changes with respect to the Venture's recorded income or loss, the tax liability of the general and limited partners would likely be changed accordingly.

     Taxable income or loss reported by the partners is different from that reported in the statements of operations due to the difference in depreciation recognized under generally accepted accounting principles and the expense allowed for tax purposes under the Modified Accelerated Cost Recovery System (MACRS). There are no other significant differences between taxable loss and the net loss reported in the statements of operations.

(7)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     The Venture rents office and other facilities under various long-term lease arrangements. Rent paid under such lease arrangements totaled $106,722, $105,400 and $60,313, respectively, for the years ended December 31, 1996, 1995 and 1994. Minimum commitments under operating leases for each of the five years in the period ending December 31, 2001, and thereafter are as follows:

              1997     $56,267
              1998      48,432
              1999      38,126
              2000       1,394
              2001           -
           Thereafter        -
                       -------
                      $144,219
                       =======

(8)  SUPPLEMENTARY PROFIT AND LOSS INFORMATION
     -----------------------------------------

     Supplementary profit and loss information for the respective years is presented below:

                                                                Year Ended December 31,
                                                           ----------------------------------
                                                              1996        1995        1994
                                                           ----------  ----------  ----------
Maintenance and repairs                                    $  141,422  $  152,338  $  133,849
                                                           ==========  ==========  ==========

Taxes, other than income and payroll taxes                 $   25,399  $   23,470  $   11,949
                                                           ==========  ==========  ==========

Advertising                                                $  249,828  $  374,340  $  423,866
                                                           ==========  ==========  ==========

Depreciation of property, plant and equipment              $3,139,177  $3,491,637  $3,810,089
                                                           ==========  ==========  ==========

Amortization of intangible assets                          $6,787,670  $6,826,057  $6,791,412
                                                           ==========  ==========  ==========


           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ---------------------------------------------------------
                      ACCOUNTING AND FINANCIAL DISCLOSURE
                      -----------------------------------

     None.


                                   PART III.
                                   ---------

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          ------------------------------------------------------------

     The Partnership itself has no officers or directors. Certain information concerning the directors and executive officers of the Managing General Partner is set forth below. Directors of the Managing General Partner serve until the next annual meeting of the Managing General Partner and until their successors shall be elected and qualified.

Name                   Age  Positions with the Managing General Partner
----                   ---  -------------------------------------------

Glenn R. Jones          67  Chairman of the Board and Chief Executive Officer
James B. O'Brien        47  President
Kevin P. Coyle          45  Vice President of Finance
Elizabeth M. Steele     45  Vice President and Secretary

     Mr. Glenn R. Jones has been Chairman of the Board of the Managing General Partner since its formation in October 1986. Mr. Jones served as President of the Managing General Partner until September of 1990 at which time he was elected Chief Executive Officer. Mr. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of Jones Intercable, Inc. since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of several affiliates of the Managing General Partner. Mr. Jones has been involved in the cable television business in various capacities since 1961, is a member of the Board of Directors and the Executive Committee of the National Cable Television Association. Additionally, Mr. Jones is a member of the Board of Governors for the American Society for Training and Development, and a member of the Board of Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the President's Award from the Cable Television Public Affairs Association in recognition of Jones International's educational efforts through Mind Extension University (now Knowledge TV); the Donald G. McGannon Award for the advancement of minorities and women in cable from the United Church of Christ Office of Communications; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Cableforce 2000 Accolade awarded by Women in Cable in recognition of Jones Intercable, Inc.'s innovative employee programs; the Most Outstanding Corporate Individual Achievement Award from the International Distance Learning Conference for his contributions to distance education; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

     Mr. James B. O'Brien was elected President of the Managing General Partner in September of 1990. Mr. O'Brien joined Jones Intercable, Inc. in January 1982. Mr. O'Brien was elected President and a Director of Jones Intercable, Inc. in December 1989. Prior to being elected President and a Director of Jones Intercable, Inc., Mr. O'Brien served as a Division Manager, Director of Operations Planning/Assistant to the CEO, Fund Vice President and Group Vice President/Operations. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by Jones Intercable, Inc. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the cable television industry. He also serves as Vice Chairman and a director of the Cable Television Administration and Marketing Association and as a director and a member of the Executive Committee of the Walter Kaitz Foundation, a foundation that places people of any ethnic minority group in positions with cable television systems, networks and vendor companies.

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

     Certain information concerning directors and executive officers of the Supervising General Partner is set forth below:

Name                   Age  Positions with the Supervising General Partner
----                   ---  ----------------------------------------------

Lori J. Larson          38  President and Director
Morris Goodwin, Jr.     45  Vice President, Treasurer and Director
Bradley C. Nelson       32  Vice President and Director
Ronald W. Powell        52  Vice President
John M. Knight          44  Vice President

     Ms. Lori J. Larson has been employed by American Express Financial Corporation since 1981 and currently holds the title of President. Since
August 1988, she has been responsible for day-to-day management of vendor relationships, due diligence review, and operational aspects for various limited partnerships distributed by American Express Financial Advisors Inc. In addition, Ms. Larson is responsible for product development of the publicly offered mutual funds in the IDS Mutual Fund Group.

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


                        ITEM 11.  EXECUTIVE COMPENSATION
                        --------------------------------

     The Partnership has no employees; however, various personnel are required to operate cable television systems owned by the Venture. Such personnel are employed by Intercable and, pursuant to the terms of the Partnership's limited partnership agreement, the cost of such employment is charged by the Managing General Partner to the Partnership as a direct reimbursement item. See Item 13.


     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS
     ----------------------------------------------------------------------

     As of March 4, 1997, no person or entity owned more than 5 percent of the limited partnership interests of the Partnership.


            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            --------------------------------------------------------

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

TRANSACTIONS WITH THE MANAGING GENERAL PARTNER AND THE SUPERVISING GENERAL
PARTNER

     The Managing General Partner charges the Partnership a management fee, and the Partnership reimburses Intercable, the parent of the Managing General Partner, for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel, rent, data processing services and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by Intercable or its affiliates. Systems owned by Intercable and all other systems owned by partnerships for which Intercable serves as general partner are also allocated a proportionate share of these expenses. The Supervising General Partner, IDS Cable Corporation, charges the Partnership for supervision fees in accordance with the limited partnership agreement of the Partnership.

     Intercable, the parent of the Managing General Partner, also advances funds and charges interest on the balance payable. The interest rate charged approximates Intercable's weighted average cost of borrowing.

TRANSACTIONS WITH AFFILIATES

     Jones Education Company ("JEC") is owned 63% by Jones International, Ltd. ("International"), an affiliate of the General Partner, 9% by Glenn R. Jones, 12% by Bell Canada International Inc. ("BCI") and 16% by the General Partner. JEC operates two television networks, JEC Knowledge TV and Jones Computer Network. JEC Knowledge TV provides programming related to computers and technology; business, careers and finance; health and wellness; and global culture and languages. Jones Computer Network provides programming focused primarily on computers and technology. JEC sells its programming to certain cable television systems owned or managed by Intercable.

     The Great American Country network provides country music video programming to certain cable television systems owned or managed by Intercable. This network is owned and operated by Great American Country, Inc., a subsidiary of Jones International Networks, Ltd., an affiliate of International.

     Jones Galactic Radio, Inc. is a company now owned by Jones International Networks, Ltd., an affiliate of International. Superaudio, a joint venture between Jones Galactic Radio, Inc. and an unaffiliated entity, provides satellite programming to certain cable television systems owned or managed by Intercable.

     The Product Information Network Venture (the "PIN Venture") is a venture among a subsidiary of Jones International Networks, Ltd., an affiliate of International, and two unaffiliated cable system operators. The PIN Venture operates the Product Information Network ("PIN"), which is a 24-hour network that airs long-form advertising generally known as "infomercials." The PIN Venture generally makes incentive payments of approximately 60% of its net advertising revenue to the cable systems that carry its programming. Most of Intercable's owned and managed systems carry PIN for all or part of each day. Revenues received by the Venture from the PIN Venture relating to the Aurora System totaled approximately $46,841 for the year ended December 31, 1996.

     The activities of the Partnership are limited to its equity ownership in the Venture. The charges to the Venture for related party transactions are as follows for the periods indicated:

IDS/Jones Joint Venture Partners           For the Year Ended December 31,
--------------------------------          ----------------------------------
                                             1996        1995        1994
                                          ----------  ----------  ----------
Management fees                           $  919,723  $  843,045  $  769,424
                                          ----------
Supervision fees                              91,972      84,305      76,942
Allocation of expenses                     1,215,116   1,218,491   1,173,804
Interest expense on advances and loans
 from the Managing General Partner and
    Intercable                               382,725     481,211     386,257
Interest expense on loan from IDS
 Management Corporation                      111,741     120,970     113,458
Amount of notes and advances outstanding     398,507     331,185     933,949
Highest amount of notes and advances
 outstanding                               1,556,731     331,185   1,040,406
Programming fees:
          Jones Education Company             90,418      76,741      33,768
          Superaudio                          27,973      23,928      23,558


                                    PART IV.
                                    --------

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
   -------------------------------------------------------------------------

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

     10.2.2                  Second Amendment Agreement dated as of December
                             27, 1996 among the Venture and Shawmut Bank
                             Connecticut, N.A., as agent for various lenders.



     10.2.3                  Two Promissory Notes both dated December 5, 1991,
                             each in the principal amount of $1,800,000 from
                             the Venture, payable to the order, respectively,
                             of IDS Management Corporation and Jones
                             Intercable, Inc.  (3)

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

     (4) Incorporated by reference from the Annual Report on Form 10-K of IDS/Jones Growth Partners 89-B, Ltd. (Commission File No. 0-17734) for fiscal year ended December 31, 1994

(b)                          Reports on Form 8-K
                             -------------------

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

                                 IDS/JONES GROWTH PARTNERS 89-B, LTD.
                                 a Colorado limited partnerships
                                 By Jones Cable Corporation,
                                    their Managing General Partner


                                 By:________________________________________
                                    Glenn R. Jones
                                    Chairman of the Board and
Dated:  March 24, 1997              Chief Executive Officer

                                 By IDS Cable Corporation,
                                    their Supervising General Partner


                                 By:________________________________________
                                    Lori J. Larson
Dated:  March 24, 1997              President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               OFFICERS AND DIRECTORS OF JONES CABLE CORPORATION:


                                 By:________________________________________
                                    Glenn R. Jones
                                    Chairman of the Board and
                                    Chief Executive Officer
Dated:  March 24, 1997              (Principal Executive Officer)


                                 By:________________________________________
                                    Kevin P. Coyle
                                    Vice President/Finance
                                    (Principal Financial and
Dated:  March 24, 1997              Accounting Officer)

                OFFICERS AND DIRECTORS OF IDS CABLE CORPORATION:


                                 By:________________________________________
                                    Lori J. Larson
                                    President and Director
Dated:  March 24, 1997              (Principal Executive Officer)


                                 By:________________________________________
                                    Morris Goodwin, Jr.
                                    Vice President, Treasurer and Director
                                    (Principal Financial and
Dated:  March 24, 1997              Accounting Officer)


                                 By:________________________________________
                                    Bradley C. Nelson
Dated:  March 24, 1997              Vice President and Director