Form 10-Q
period 1997-03-31
IDS JONES GROWTH PARTNERS 89-B LTD
filed 1997-05-13
CIK 849978

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the quarterly period ended March 31, 1997.
                               ______________

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the transition period from __________ to __________.


                        Commission file number:  0-17734


                     IDS/JONES GROWTH PARTNERS 89-B, LTD.
-------------------------------------------------------------------------------
              Exact name of registrant as specified in its charter

Colorado                                                            #84-1060546
-------------------------------------------------------------------------------
State of organization                                     I.R.S. employer I.D.#

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

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                                     March 31,    December 31,
                                                                       1997           1996
                                                                   -------------  -------------

                  ASSETS                                           $          -   $          -
                  ------                                           ============   ============

    LIABILITIES AND PARTNERS' DEFICIT
    ---------------------------------

LIABILITIES:
 Loss in excess of investment in cable television joint venture    $  3,860,962   $  3,394,025
 Accounts payable - affiliate                                           102,393        102,393
                                                                   ------------   ------------

    Total liabilities                                                 3,963,355      3,496,418
                                                                   ------------   ------------

PARTNERS' DEFICIT:
 General Partners-
  Contributed capital                                                       500            500
  Accumulated deficit                                                  (178,866)      (174,197)
                                                                   ------------   ------------

                                                                       (178,366)      (173,697)
                                                                   ------------   ------------

 Limited Partners-
  Net contributed capital (63,383 units outstanding at
   March 31, 1997 and December 31, 1996)                             12,623,901     12,623,901
  Accumulated deficit                                               (16,408,890)   (15,946,622)
                                                                   ------------   ------------

                                                                     (3,784,989)    (3,322,721)
                                                                   ------------   ------------

    Total liabilities and partners' deficit                        $          -   $          -
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

                      IDS/JONES GROWTH PARTNERS 89-B, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                                         For the Three Months Ended
                                                                 March 31,
                                                        ----------------------------
                                                            1997           1996
                                                        -------------  -------------

EQUITY IN NET LOSS OF CABLE TELEVISION JOINT VENTURE       $(466,937)     $(515,698)
                                                           ---------      ---------

NET LOSS                                                   $(466,937)     $(515,698)
                                                           =========      =========

ALLOCATION OF NET LOSS:
  General Partners                                         $  (4,669)     $  (5,157)
                                                           =========      =========

  Limited Partners                                         $(462,268)     $(510,541)
                                                           =========      =========

NET LOSS PER LIMITED PARTNERSHIP UNIT                         $(7.29)     $   (8.05)
                                                           =========      =========

WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                           63,383         63,383
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

                      IDS/JONES GROWTH PARTNERS 89-B, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------


                                                                                      For the Three Months Ended
                                                                                               March 31,
                                                                                     ----------------------------
                                                                                         1997           1996
                                                                                     -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                              $(466,937)     $(515,698)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Equity in net loss of Cable Television Joint Venture                                  466,937        515,698
                                                                                     ------------   ------------

          Net cash provided by operating activities                                             -              -
                                                                                     ------------   ------------

Net change in cash                                                                              -              -

Cash, beginning of period                                                                       -              -
                                                                                     ------------   ------------

Cash, end of period                                                                     $       -      $       -
                                                                                     ============   ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                                         $       -      $       -
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

                      IDS/JONES GROWTH PARTNERS 89-B, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of IDS/Jones Growth Partners 89-B, Ltd. (the "Partnership") at March 31, 1997 and December 31, 1996 and its Statements of Operations and Cash Flows for the three months ended March 31, 1997 and 1996. Results of operations for this period are not necessarily indicative of results to be expected for the full year.

     The Partnership owns a 24 percent interest in IDS/Jones Joint Venture Partners (the "Venture") through a capital contribution of $14,008,000 made in 1990. The Venture acquired the cable television systems serving areas in and around Aurora, Illinois (the "Aurora System") on May 31, 1990.

     The Partnership's investment in the Venture is accounted for using the equity method. At March 31, 1997, the Partnership had recorded equity losses in excess of its investment in the Venture, resulting in a liability of $3,860,962. The Partnership will continue to record equity losses because the Venture is a general partnership. It is anticipated that the Venture will continue to generate cash from operations; however, the net losses will result from depreciation and amortization of the Venture's asset base. The Partnership anticipates recovering the losses in excess of its investment in the Venture upon the eventual sale of the Venture's Aurora System.

(2) Jones Cable Corporation (the "Managing General Partner") manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid during the three month periods ended March 31, 1997 and 1996 (reflecting the Partnership's 24 percent interest in the Venture) were $57,492 and $54,235, respectively.

     IDS Cable Corporation (the "Supervising General Partner") participates in certain management decisions of the Partnership and receives a fee for its services equal to 1/2 percent of the Partnership's portion of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Supervision fees paid during the three month periods ended March 31, 1997 and 1996 (reflecting the Partnership's 24 percent interest in the Venture) were $5,749 and $5,423, respectively.

     The Venture reimburses Jones Intercable, Inc. ("JIC"), the parent of the Managing General Partner, for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Such services, and their related costs, are necessary to the operations of the Venture and would have been incurred by the Venture if it was a stand alone entity. Allocations of personnel costs are based on actual time spent by employees of JIC with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by JIC and certain of its affiliates. Systems owned by JIC and all other systems owned by partnerships for which JIC or affiliates are the general partners are also allocated a proportionate share of these expenses. The Managing General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to JIC by the Venture for allocated overhead and administrative expenses during the three month periods ended March 31, 1997 and 1996 (reflecting the Partnership's 24 percent interest in the Venture) were $76,061 and $68,336, respectively. The Supervising General Partner may also be reimbursed for certain expenses incurred on behalf of the Venture. There were no reimbursements made to the Supervising General Partner during the three month periods ended March 31, 1997 and 1996.

(3)  Financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS
                            ------------------------

                                                     March 31, 1997   December 31, 1996
                                                     ---------------  ------------------
     ASSETS
     ------

Cash and accounts receivable                           $    476,018        $    525,514

Investment in cable television properties                43,657,860          45,335,476

Other assets                                                526,010             397,014
                                                       ------------        ------------

          Total assets                                 $ 44,659,888        $ 46,258,004
                                                       ============        ============

     LIABILITIES AND PARTNERS' DEFICIT
     ---------------------------------

Debt                                                   $ 48,686,226        $ 48,693,134

Accounts payable and accrued liabilities                  3,435,501           3,113,032

Partners' contributed capital                            57,344,709          57,344,709

Accumulated deficit                                     (64,806,548)        (62,892,871)
                                                       ------------        ------------

          Total liabilities and partners' deficit      $ 44,659,888        $ 46,258,004
                                                       ============        ============

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                           For the Three Months Ended
                                                   March 31,
                                           ---------------------------
                                              1997           1996
                                          -------------  -------------

Revenues                                   $ 4,712,446    $ 4,445,486

Operating expenses                           2,705,852      2,599,332

Management fees and allocated overhead
  from General Partners                        570,910        524,567

Depreciation and amortization                2,449,505      2,520,948
                                           -----------    -----------

Operating loss                              (1,013,821)    (1,199,361)
                                           -----------    -----------

Interest expense                              (907,952)      (913,174)
Other, net                                       8,096           (984)
                                           -----------    -----------

Net loss                                   $(1,913,677)   $(2,113,519)
                                           ===========    ===========

     Management fees paid to the Managing General Partner by the Venture totaled $235,622 and $222,274, respectively, for the three months ended March 31, 1997 and 1996. Supervision fees paid to the Supervising General Partner totaled $23,562 and $22,227, respectively, for the three months ended March 31, 1997 and 1996. Reimbursements for overhead and administrative expenses paid to JIC totaled $311,726 and $280,066, respectively, for the three months ended March 31, 1997 and 1996.

                      IDS/JONES GROWTH PARTNERS 89-B, LTD.
                      ------------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

FINANCIAL CONDITION
-------------------

     The Partnership owns a 24 percent interest in the Venture. The Venture owns the Aurora System. The Partnership's investment in the Venture is accounted for under the equity method. The Partnership's share of losses generated by the Venture have exceeded the Partnership's initial investment in the Venture; therefore, the investment is classified as a liability. This liability increased by $466,937, which represents the Partnership's share of losses generated by the Venture during the three months ended March 31, 1997.

     It is JIC's publicly announced policy that it intends to liquidate its managed limited partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with JIC's policy, the Aurora System, along with other Chicago-area systems owned or managed by JIC and its affiliates, are being marketed for sale. There is no assurance as to the timing or terms of any sales.

     For the three months ended March 31, 1997, the Venture generated net cash from operating activities totaling $696,444, which is available to fund capital expenditures and non-operating costs. During the first three months of 1997, the Venture expended approximately $704,000 on capital expenditures. Approximately 57 percent of the expenditures related to construction of service drops to subscriber homes. Approximately 29 percent of the expenditures related to plant extensions. The remainder of the expenditures were used for various enhancements in the Aurora System. Funding for these expenditures was provided by cash generated from operations. Anticipated capital expenditures for the remainder of 1997 are approximately $3,386,000. Approximately 40 percent of the anticipated capital expenditures is for plant extensions. Approximately 32 percent of the expenditures is for construction of service drops to subscriber homes. These capital expenditures are necessary to maintain the value of the Aurora System. Funding for the expenditures is expected to be provided by cash generated from operations and borrowings from the Venture's credit facility.

     On December 5, 1991, JIC made a $1,800,000 loan to the Venture, of which $1,200,000 had been repaid as of March 31, 1997. Any amounts not repaid to JIC are convertible into equity in the Venture. In the first quarter of 1994, JIC agreed to subordinate to all other Venture debt its $1,406,647 advance to the Venture outstanding at March 31, 1994 and IDS Management Corporation made a loan of $1,000,000 to the Venture to fund principal repayments due at the end of March 1994 on the Venture's then-outstanding term loan. The interest rates on the respective loans, which will vary from time to time, with respect to IDS Management Corporation's loan is at its cost of borrowing, and, with respect to JIC's loans, are at its weighted average cost of borrowing. It is anticipated that the remaining loans will be repaid over time with cash generated from operations and borrowings from the Venture's revolving credit and term loan.
The related parties' notes will be repaid including accrued interest in the following order: first, to JIC the remaining $600,000 of the $1,800,000 note dated December 5, 1991; second, to IDS Management Corporation the $1,000,000 note dated March 30, 1994; and third, to JIC the $1,406,647 subordinated advance.

     The Venture is a party to a revolving credit and term loan agreement with two commercial banks. In the fourth quarter of 1996, the General Partner amended the credit facility to extend the revolving credit period and increase the commitment to $47,000,000. The amended agreement allows for a reducing revolving commitment that will begin to reduce quarterly on June 30, 1999 until December 31, 1999, at which time the commitment will reduce to zero and all principal and interest amounts will be due and payable in full. At March 31, 1997, $45,600,000 was outstanding under this agreement, leaving $1,400,000 available for future needs of the Venture, subject to certain financial covenants that may limit borrowing. Interest on the credit facility is at the Venture's option of the Prime Rate plus .75 percent, the London Interbank Offered Rate plus 1.75 percent or the Certificate of Deposit Rate plus 1.875 percent. The effective interest rates on outstanding obligations to non-affiliates as of March 31, 1997 and 1996 were 7.17 percent and 7.38 percent, respectively.

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

RESULTS OF OPERATIONS
---------------------

     Revenues of the Venture's Aurora System increased $266,960, or approximately 6 percent, to $4,712,446 in the first quarter of 1997 compared to $4,445,486 in the first quarter of 1996. An increase in the number of basic subscribers accounted for approximately 73 percent of the increase in revenues. The number of basic subscribers increased 2,493, or approximately 6 percent, to 47,230 at March 31, 1997 compared to 44,737 at March 31, 1996. Basic service rate increases accounted for the remainder of the increase in revenues. No other individual factor was significant to the increase in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Aurora System. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses increased $106,520, or approximately 4 percent, to $2,705,852 for the three month period ended March 31, 1997 compared to $2,599,332 for the similar 1996 period. Operating expenses represented approximately 57 percent and 58 percent of revenues for the three month periods ended March 31, 1997 and 1996, respectively. Increases in programming fees primarily accounted for the increase in operating expenses. No other individual factors contributed significantly to the increase.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $160,440, or approximately 9 percent, to $2,006,594 at March 31, 1997 compared to $1,846,154 in 1996. This increase was due to the increase in revenues exceeding the increases in operating expenses.

     Management and supervision fees and allocated overhead from the General Partners increased $46,343, or approximately 9 percent, to $570,910 for the three month period ended March 31, 1997 compared to $524,567 for the similar 1996 period. This increase was primarily due to the increase in revenues, upon which such management fees and allocations are based and the timing of certain expenses allocated from the General Partner.

     Depreciation and amortization expense decreased $71,443, or approximately 3 percent, to $2,449,505 for the first three months of 1997 compared to $2,520,948 for the first three months of 1996. This decrease was due to the maturation of a portion of the tangible asset base.

     Operating loss decreased $185,540, or approximately 15 percent, to $1,013,821 for the three month period ended March 31, 1997 compared to $1,199,361 for the similar 1996 period. This decrease was due to the increase in revenues and the decrease in depreciation and amortization expense exceeding the increases in operating expenses and management and supervision fees and allocated overhead from the General Partners.

     Interest expense decreased $5,222, or less than 1 percent, to $907,952 for the three months ended March 31, 1997 compared to $913,174 for the comparable 1996 period. This decrease was due to lower effective interest rates on interest bearing obligations.

     Net loss decreased $199,842, or approximately 9 percent, to $1,913,677 for the three months ended March 31, 1997 compared to $2,113,519 for the comparable 1996 period. This decrease was due to the factors discussed above.

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

Dated:  May 13, 1997