Form 10-Q
period 1997-09-30
IDS JONES GROWTH PARTNERS 89-B LTD
filed 1997-11-12
CIK 849978

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the quarterly period ended September 30, 1997.
                               ------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the transition period from ____________ to _____________.

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

Yes   X                                                                No
    -----                                                                 ------

                      IDS/JONES GROWTH PARTNERS 89-B, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                        September 30,   December 31,
                                                             1997           1996
                                                        -------------   ------------

                     ASSETS                              $          -   $          -
                     ------                              ============   ============

LIABILITIES AND PARTNERS' DEFICIT
------------------------------------------------------

LIABILITIES:
  Loss in excess of investment in cable television
    joint venture                                        $  4,560,276   $  3,394,025
  Accounts payable - affiliate                                102,393        102,393
                                                         ------------   ------------

            Total liabilities                               4,662,669      3,496,418
                                                         ------------   ------------

PARTNERS' DEFICIT:
  General Partners-
    Contributed capital                                           500            500
    Accumulated deficit                                      (185,860)      (174,197)
                                                         ------------   ------------

                                                             (185,360)      (173,697)
                                                         ------------   ------------

  Limited Partners-
    Contributed capital (63,383 units outstanding at
      September 30, 1997 and December 31, 1996)            12,623,901     12,623,901
    Accumulated deficit                                   (17,101,210)   (15,946,622)
                                                         ------------   ------------

                                                           (4,477,309)    (3,322,721)
                                                         ------------   ------------

            Total liabilities and partners' deficit     $           -   $          -
                                                        =============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                      IDS/JONES GROWTH PARTNERS 89-B, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                             For the Three Months Ended    For the Nine Months Ended
                                   September 30,                 September 30,
                            ----------------------------  ---------------------------

                                    1997           1996           1997          1996
                               ---------      ---------    -----------   -----------

EQUITY IN NET LOSS OF
  CABLE TELEVISION
  JOINT VENTURE                $(315,645)     $(506,919)   $(1,166,251)  $(1,492,203)
                               ---------      ---------    -----------   -----------

NET LOSS                       $(315,645)     $(506,919)   $(1,166,251)  $(1,492,203)
                               =========      =========    ===========   ===========

ALLOCATION OF NET LOSS:
  General Partners             $  (3,157)     $  (5,069)   $   (11,663)  $   (14,922)
                               =========      =========    ===========   ===========

  Limited Partners             $(312,488)     $(501,850)   $(1,154,588)  $(1,477,281)
                               =========      =========    ===========   ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                $(4.93)        $(7.92)       $(18.22)  $    (23.31)
                               =========      =========    ===========   ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING               63,383         63,383         63,383        63,383
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

                      IDS/JONES GROWTH PARTNERS 89-B, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------


                                                        For the Nine Months Ended
                                                              September 30,
                                                       --------------------------

                                                               1997          1996
                                                       ------------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $(1,166,251)  $(1,492,203)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Equity in net loss of Cable Television
        Joint Venture                                     1,166,251     1,492,203
                                                       ------------   -----------

          Net cash provided by operating activities               -             -
                                                       ------------   -----------

Net change in cash                                                -             -

Cash, beginning of period                                         -             -
                                                       ------------   -----------

Cash, end of period                                     $         -   $         -
                                                       ============   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                         $         -   $         -
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

                      IDS/JONES GROWTH PARTNERS 89-B, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of IDS/Jones Growth Partners 89-B, Ltd. (the "Partnership") at September 30, 1997 and December 31, 1996, its Statements of Operations for the three and nine month periods ended September 30, 1997 and 1996 and its Statements of Cash Flows for the nine month periods ended September 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns a 24 percent interest in IDS/Jones Joint Venture Partners (the "Venture") through a capital contribution of $14,008,000 made in 1990. The Venture acquired the cable television system serving areas in and around Aurora, Illinois (the "Aurora System") on May 31, 1990.

     The Partnership's investment in the Venture is accounted for using the equity method. At September 30, 1997, the Partnership had recorded equity losses in excess of its investment in the Venture, resulting in a liability of $4,560,276. The Partnership will continue to record equity losses because the Venture is a general partnership. It is anticipated that the Venture will continue to generate cash from operations; however, net losses will result from depreciation and amortization of the Venture's asset base. The Partnership anticipates recovering the losses in excess of its investment in the Venture upon the eventual sale of the Venture's Aurora System.

(2) Jones Cable Corporation (the "Managing General Partner") manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid during the three and nine month periods ended September 30, 1997 (reflecting the Partnership's 24 percent interest in the Venture) were $59,241 and $176,868, respectively, as compared to $56,122 and $166,435, respectively, for the similar 1996 periods.

     IDS Cable Corporation (the "Supervising General Partner") participates in certain management decisions of the Partnership and receives a fee for its services equal to 1/2 percent of the Partnership's portion of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Supervision fees paid during the three and nine month periods ended September 30, 1997 (reflecting the Partnership's 24 percent interest in the Venture) were $5,924 and $17,687, respectively, as compared to $5,612 and $16,643, respectively, for the similar 1996 periods.

     The Venture reimburses Jones Intercable, Inc. ("JIC"), the parent of the Managing General Partner, for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Such services, and their related costs, are necessary to the operations of the Venture and would have been incurred by the Venture if it was a stand alone entity. Allocations of personnel costs are based on actual time spent by employees of JIC with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by JIC and certain of its affiliates. Systems owned by JIC and all other systems owned by partnerships for which JIC or affiliates are the general partners are also allocated a proportionate share of these expenses. The Managing General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to JIC by the Venture for allocated overhead and administrative expenses during the three and nine months ended September 30, 1997 (reflecting the Partnership's 24 percent interest in the Venture) were $63,728 and $200,306, respectively, as compared to $67,385 and $212,600, respectively, for the similar 1996 periods.

     The Supervising General Partner may also be reimbursed for certain expenses incurred on behalf of the Venture. There were no reimbursements made to the Supervising General Partner during the three and nine month periods ended September 30, 1997 and 1996.

(3)  Financial information regarding the Venture is presented below.


                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                     September 30, 1997   December 31, 1996
                                                     -------------------  ------------------

     ASSETS
     ------
Cash and trade receivables                                 $    349,268        $    525,514

Investment in cable television properties                    41,651,888          45,335,476

Other assets                                                    463,088             397,014
                                                           ------------        ------------

          Total assets                                     $ 42,464,244        $ 46,258,004
                                                           ============        ============

     LIABILITIES AND PARTNERS' DEFICIT
     ---------------------------------

Debt                                                       $ 49,500,989        $ 48,693,134

Accounts payable and accrued liabilities                      3,291,134           3,113,032

Partners' contributed capital                                57,344,709          57,344,709

Accumulated deficit                                         (67,672,588)        (62,892,871)
                                                           ------------        ------------

          Total liabilities and partners' deficit          $ 42,464,244        $ 46,258,004
                                                           ============        ============

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------


                                    For the Three Months Ended    For the Nine Months Ended
                                          September 30,                 September 30,
                                   ----------------------------  ---------------------------

                                           1997           1996           1997          1996
                                    -----------    -----------    -----------   -----------
Revenues                            $ 4,855,813    $ 4,600,144    $14,497,368   $13,642,183

Operating expenses                    2,628,395      2,678,295      8,028,851     7,933,866

Management and supervision fees
  and allocated overhead from
  General Partners                      528,250        529,174      1,618,281     1,621,631

Depreciation and amortization         2,017,835      2,475,875      6,816,498     7,382,858
                                    -----------    -----------    -----------   -----------

Operating loss                         (318,667)    (1,083,200)    (1,966,262)   (3,296,172)
                                    -----------    -----------    -----------   -----------

Interest expense                     (1,002,985)      (952,771)    (2,828,040)   (2,782,025)
Other, net                               28,026        (41,566)        14,585       (37,387)
                                    -----------    -----------    -----------   -----------

Net loss                            $(1,293,626)   $(2,077,537)   $(4,779,717)  $(6,115,584)
                                    ===========    ===========    ===========   ===========


     Management fees paid to the Managing General Partner by the Venture totaled $242,790 and $724,868, respectively, for the three and nine months ended September 30, 1997 compared to $230,007 and $682,109, respectively, for the comparable 1996 periods. Supervision fees paid to the Supervising General Partner totaled $24,279 and $72,487, respectively, for the three and nine months ended September 30, 1997 compared to $23,001 and $68,211, respectively, for the comparable 1996 periods. Reimbursements for overhead and administrative expenses paid to JIC totaled $261,181 and $820,926, respectively, for the three and nine months ended September 30, 1997 compared to $276,166 and $871,311, respectively, for the comparable 1996 periods.

                      IDS/JONES GROWTH PARTNERS 89-B, LTD.
                      ------------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     As a result of their equity contributions to the Venture, IDS Management Corporation and JIC each have a 5 percent equity interest in the Venture, the Partnership has a 24 percent interest and IDS/Jones Growth Partners II, L.P. has a 66 percent interest. The Venture owns the Aurora System. The Partnership's share of losses generated by the Venture have exceeded the Partnership's initial investment in the Venture; therefore, the investment is classified as a liability. This liability increased by $1,166,251, which represents the Partnership's share of losses generated by the Venture during the nine months ended September 30, 1997.

     It is JIC's publicly announced policy that it intends to liquidate its managed partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with JIC's policy, the Aurora System has been marketed for sale and JIC is continuing to seek out opportunities to sell the Aurora System. There is no assurance as to the timing or terms of any sales.

     For the nine months ended September 30, 1997, the Venture generated net cash from operating activities totaling $2,103,596, which is available to fund capital expenditures and non-operating costs. During the first nine months of 1997, the Venture expended approximately $2,932,000 on capital expenditures. Approximately 49 percent of the expenditures related to construction of service drops to subscriber homes. Approximately 36 percent of the expenditures related to plant extensions. The remaining expenditures were used to maintain the value of the Aurora System. Funding for these expenditures was provided by cash generated from operations and borrowings from the Venture's credit facility. Anticipated capital expenditures for the remainder of 1997 are approximately $1,158,000. Approximately 72 percent of the anticipated capital expenditures is for plant extensions. Approximately 17 percent of the expenditures is for converters. The remainder of anticipated expenditures is necessary to maintain the value of the Aurora System until it is sold. Funding for these expenditures is expected to be provided by cash generated from operations and, if necessary, borrowings from the Venture's credit facility.

     On December 5, 1991, JIC made a $1,800,000 loan to the Venture, of which $1,200,000 had been repaid as of September 30, 1997. Any amounts not repaid to JIC are convertible into equity in the Venture at JIC's option. In the first quarter of 1994, JIC agreed to subordinate to all other Venture debt its $1,406,647 advance to the Venture outstanding at March 31, 1994 and IDS Management Corporation made a loan of $1,000,000 to the Venture to fund principal repayments due on March 31, 1994 on the Venture's then-outstanding term loan. The interest rates on the respective loans, which will vary from time to time, with respect to IDS Management Corporation's loan is at its cost of borrowing, and, with respect to JIC's loans, are at its weighted average cost of borrowing. It is anticipated that the remaining loans will be repaid over time with cash generated from operations and borrowings from the Venture's revolving credit and term loan. The related parties' notes will be repaid including accrued interest in the following order: first, to JIC the remaining $600,000 of the $1,800,000 note dated December 5, 1991; second, to IDS Management Corporation the $1,000,000 note dated March 30, 1994; and third, to JIC the $1,406,647 subordinated advance.

     The Venture is a party to a $47,000,000 revolving credit and term loan agreement with commercial banks. The agreement allows for a reducing revolving commitment that will begin to reduce quarterly on June 30, 1999 until December 31, 1999, at which time the commitment will reduce to zero and all principal and interest amounts will be due and payable in full. At September 30, 1997, $46,400,000 was outstanding under this agreement, leaving $600,000 available for future needs of the Venture, subject to certain financial covenants that may limit borrowing. Interest on the credit facility is at the Venture's option of the Prime Rate plus .625 percent, the London Interbank Offered Rate plus 1.625 percent or the Certificate of Deposit Rate plus 1.75 percent. The effective interest rates on outstanding obligations to non-affiliates as of September 30, 1997 and 1996 were 7.32 percent and 7.41 percent, respectively.

RESULTS OF OPERATIONS
---------------------

     Revenues of the Venture's Aurora System increased $255,669, or approximately 6 percent, to $4,855,813 for the three month period ended September 30, 1997 compared to $4,600,144 for the comparable 1996 period. Revenues increased $855,185, or approximately 6 percent, to $14,497,368 for the nine months ended September 30, 1997 compared to $13,642,183 for the comparable 1996 period. Increases in basic service revenues primarily accounted for the increases in revenues for the three and nine month periods ended September 30, 1997. Basic service rate increases accounted for approximately 48 percent and 44 percent, respectively, of the increases in revenues for the three and nine month periods ended September 30, 1997. Increases in the number of basic service subscribers accounted for approximately 52 percent and 56 percent, respectively, of the increases in revenues for the three and nine month periods. The number of basic service subscribers increased 2,722, or approximately 6 percent, to 48,611 at September 30, 1997 compared to 45,889 at September 30, 1996. No other individual factor was significant to the increases in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Aurora System. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses decreased $49,900, or approximately 2 percent, to $2,628,395 for the three month period ended September 30, 1997 compared to $2,678,295 for the comparable 1996 period. Decreases in marketing and advertising expenses primarily accounted for the decrease in operating expenses for the three month period. Operating expenses increased $94,985, or approximately 1 percent, to $8,028,851 for the nine months ended September 30, 1997 compared to $7,933,866 for the comparable 1996 period. Increases in programming fees primarily accounted for the increase in operating expenses for the nine month period. Operating expenses represented 54 percent and 58 percent, respectively, of revenues for the three month periods ended September 30, 1997 and 1996, and 55 percent and 58 percent, respectively, for the nine month periods ended September 30, 1997 and 1996.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $305,569, or approximately 16 percent, to $2,227,418 for the three month period ended September 30, 1997 compared to $1,921,849 for the comparable 1996 period. The increase for the three month period was due to the increase in revenues and the decrease in operating expenses. Operating cash flow increased $760,200, or approximately 13 percent, to $6,468,517 for the nine months ended September 30, 1997 compared to $5,708,317 for the comparable 1996 period. The increase for the nine month period was due to the increase in revenues exceeding the increase in operating expenses.

     Management and supervision fees and allocated overhead from the General Partners decreased $924, or less than 1 percent, to $528,250 for the three month period ended September 30, 1997 compared to $529,174 for the comparable 1996 period. Management and supervision fees and allocated overhead from the General Partners decreased $3,350, or less than 1 percent, to $1,618,281 for the nine months ended September 30, 1997 compared to $1,621,631 for the comparable 1996 period. Although management and supervision fees increased, due primarily to the increase in revenues upon which management and supervision fees are based, allocated overhead from the General Partners decreased, which was primarily due to the timing of certain expenses allocated from the General Partners.

     Depreciation and amortization expense decreased $458,040, or approximately 19 percent, to $2,017,835 for the three month period ended September 30, 1997 compared to $2,475,875 for the comparable 1996 period. Depreciation and amortization expense decreased $566,360, or approximately 8 percent, to $6,816,498 for the nine months ended September 30, 1997 compared to $7,382,858 for the comparable 1996 period. These decreases were due to the maturation of a portion of the intangible asset base.

     Operating loss decreased $764,533, or approximately 71 percent, to $318,667 for the three month period ended September 30, 1997 compared to $1,083,200 for the similar 1996 period. Operating loss decreased $1,329,910, or approximately 40 percent, to $1,966,262 for the nine months ended September 30, 1997 compared to $3,296,172 in 1996. These decreases for the three and nine month periods were due to the increases in operating cash flow and the decreases in depreciation and amortization expense.

     Interest expense increased $50,214, or approximately 5 percent, to $1,002,985 for the three month period ended September 30, 1997 compared to $952,771 for the comparable 1996 period. Interest expense increased $46,015, or approximately 2 percent, to $2,828,040 for the nine months ended September 30, 1997 compared to $2,782,025 for the comparable 1996 period. The increases were due to higher outstanding balances on interest bearing obligations.

     Net loss decreased $783,911, or approximately 38 percent, to $1,293,626 for the three month period ended September 30, 1997 compared to $2,077,537 for the comparable 1996 period. Net loss decreased $1,335,867, or approximately 22 percent, to $4,779,717 for the nine months ended September 30, 1997 compared to $6,115,584 for the comparable 1996 period. These decreases were due to the factors discussed above and are expected to continue in future periods.

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

Dated:  November 12, 1997