Form 10-Q
period 1998-09-30
IDS JONES GROWTH PARTNERS 89-B LTD
filed 1998-11-13
CIK 849978

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[x]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1998.
[_]     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from         to         .
                               --------   --------

                       Commission file number:  0-17734


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

Yes   X                                                                No ______
    ______

                     IDS/JONES GROWTH PARTNERS 89-B, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------


                                                        September 30,   December 31,
                                                             1998           1997
                                                        -------------   ------------

                     ASSETS                              $          -   $          -
                     ------                              ============   ============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

LIABILITIES:
  Loss in excess of investment in cable television
    joint venture                                        $  5,796,992   $  4,889,642
  Accounts payable - affiliate                                102,393        102,393
                                                         ------------   ------------

            Total liabilities                               5,899,385      4,992,035
                                                         ------------   ------------

PARTNERS' DEFICIT:
  General Partners-
    Contributed capital                                           500            500
    Accumulated deficit                                      (198,226)      (189,153)
                                                         ------------   ------------

                                                             (197,726)      (188,653)
                                                         ------------   ------------

  Limited Partners-
    Contributed capital (63,383 units outstanding at
      September 30, 1998 and December 31, 1997)            12,623,901     12,623,901
    Accumulated deficit                                   (18,325,560)   (17,427,283)
                                                         ------------   ------------

                                                           (5,701,659)    (4,803,382)
                                                         ------------   ------------

            Total liabilities and partners' deficit     $           -   $          -
                                                        =============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                     IDS/JONES GROWTH PARTNERS 89-B, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                             For the Three Months Ended    For the Nine Months Ended
                                   September 30,                 September 30,
                            ----------------------------  ---------------------------

                                  1998          1997          1998          1997
                               ---------      ---------     ---------    -----------
EQUITY IN NET LOSS OF
  CABLE TELEVISION
  JOINT VENTURE                $(331,126)     $(315,645)    $(907,350)   $(1,166,251)
                               ---------      ---------     ---------    -----------

NET LOSS                       $(331,126)     $(315,645)    $(907,350)   $(1,166,251)
                               =========      =========     =========    ===========

ALLOCATION OF NET LOSS:
  General Partners             $  (3,311)     $  (3,157)    $  (9,073)   $   (11,663)
                               =========      =========     =========    ===========

  Limited Partners             $(327,815)     $(312,488)    $(898,277)   $(1,154,588)
                               =========      =========     =========    ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT             $   (5.17)     $   (4.93)    $  (14.17)   $    (18.22)
                               =========      =========     =========    ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING               63,383         63,383        63,383         63,383
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

                     IDS/JONES GROWTH PARTNERS 89-B, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                        For the Nine Months Ended
                                                              September 30,
                                                       --------------------------

                                                          1998           1997
                                                       ----------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $(907,350)    $(1,166,251)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Equity in net loss of Cable Television
        Joint Venture                                     907,350       1,166,251
                                                       ----------   -------------

          Net cash provided by operating activities             -               -
                                                       ----------   -------------

Net change in cash                                              -               -

Cash, beginning of period                                       -               -
                                                       ----------   -------------

Cash, end of period                                    $        -   $           -
                                                       ==========   =============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                        $        -   $           -
                                                       ==========   =============

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

                     IDS/JONES GROWTH PARTNERS 89-B, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of IDS/Jones Growth Partners 89-B, Ltd. (the "Partnership") at September 30, 1998 and December 31, 1997, its Statements of Operations for the three and nine month periods ended September 30, 1998 and 1997 and its Statements of Cash Flows for the nine month periods ended September 30, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

     The Partnership's investment in the Venture is accounted for using the equity method. At September 30, 1998, the Partnership had recorded equity losses in excess of its investment in the Venture, resulting in a liability of $5,796,992. The Partnership will continue to record equity losses because the Venture is a general partnership. It is anticipated that the Venture will continue to generate cash from operations; however, the net losses will result from depreciation and amortization of the Venture's asset base. The Partnership anticipates recovering the losses in excess of its investment in the Venture upon the proposed sale of the Venture's Aurora System.

(2) In July 1998, the Venture entered into an asset purchase agreement to sell the Aurora System to an unaffiliated party for a sales price of $108,500,000, subject to customary closing adjustments. Closing of the sale, which is expected to occur in the fourth quarter of 1998, will be subject to several conditions, including necessary governmental and other third party consents. The sale was approved by the owners of a majority of the interests of both the Partnership and IDS/Jones Growth Partners II, L.P. ("Growth Partners II"). IDS Cable Corporation (the "Supervising General Partner") has also consented to the transaction. Upon the closing of the proposed sale of the Aurora System, based upon financial information as of September 30, 1998, the Venture will repay all of its indebtedness, including $47,000,000 borrowed under its credit facility, capital lease obligations totaling $110,972, related parties' notes totaling $1,600,000 and the subordinated advance of $1,406,647 to Jones Intercable, Inc. ("JIC"), settle working capital adjustments, and then deposit $3,283,500 into an indemnity escrow account. The remaining net sale proceeds of approximately $51,630,000 will be distributed to the Venture's four partners: the Partnership, Growth Partners II, IDS Management Corporation and JIC, in proportion to their ownership interests. The Partnership will receive $12,598,000, or 24.4 percent of the $51,630,000 distribution. The Partnership's portion of the net sales proceeds will be used to repay the outstanding balance of $102,393 due the Managing General Partner, and the remaining $12,496,000 will be distributed to the Partnership's partners of record as of the closing date of the sale of the Aurora System. Based upon financial information as of September 30, 1998, this distribution will give the Partnership's limited partners an approximate return of $197 for each $250 limited partnership interest, or $788 for each $1,000 invested in the Partnership.

     The $3,283,500 of the sale proceeds to be placed in the indemnity escrow account will remain in escrow from the closing date until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties to be made about the Aurora System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period will be returned to and distributed to the Partnership, Growth Partners II, IDS Management Corporation and JIC at that time. If the entire $3,283,500 escrow amount is distributed, the Partnership would receive approximately $801,174, or
24.4 percent. The Partnership would then distribute the $801,174 to the limited partners, which would represent an approximate return of $13 for each $250 limited partnership interest, or $52 for each $1,000 invested in the Partnership. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed.
Since the Aurora System represents the only asset of the Partnership and the Venture, the Partnership and the Venture will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account, most likely in the fourth quarter of 1999. If any disputes with respect to the indemnification arise, the Partnership and the Venture would not be dissolved until such disputes were resolved, which could result in the Partnership and the Venture continuing in existence beyond 1999.

(3) The Managing General Partner manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid during the three and nine month periods ended September 30, 1998 (reflecting the Partnership's 24.4 percent interest in the Venture) were $67,111 and $196,700, respectively, compared to $59,241 and $176,868, respectively, for the similar 1997 periods.

     The Supervising General Partner participates in certain management decisions of the Partnership and receives a fee for its services equal to 1/2 percent of the Partnership's portion of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Supervision fees paid during the three and nine month periods ended September 30, 1998 (reflecting the Partnership's 24.4 percent interest in the Venture) were $6,711 and $19,670, respectively, compared to $5,924 and $17,687, respectively, for the similar 1997 periods.

     The Venture reimburses JIC, the parent of the Managing General Partner, for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Such services, and their related costs, are necessary to the operations of the Venture and would have been incurred by the Venture if it was a stand alone entity. Allocations of personnel costs are based on actual time spent by employees of JIC with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by JIC and certain of its affiliates. Systems owned by JIC and all other systems owned by partnerships for which JIC or affiliates are the general partners are also allocated a proportionate share of these expenses. The Managing General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements made to JIC by the Venture for allocated overhead and administrative expenses during the three and nine months ended September 30, 1998 (reflecting the Partnership's 24.4 percent interest in the Venture) were $75,358 and $227,710, respectively, compared to $63,728 and $200,306, respectively, for the similar 1997 periods.

     The Supervising General Partners may also be reimbursed for certain expenses incurred on behalf of the Venture. There were no reimbursements made to the Supervising General Partners during the three and nine month periods ended September 30, 1998 and 1997.

(4)  Financial information regarding the Venture is presented below.


                            UNAUDITED BALANCE SHEETS
                            ------------------------

                                                     September 30, 1998   December 31, 1997
                                                     ------------------   -----------------
     ASSETS
     ------

Cash and trade receivables                                 $    510,569        $    690,468

Investment in cable television properties                    38,184,094          41,007,753

Other assets                                                    313,930             463,878
                                                           ------------        ------------

          Total assets                                     $ 39,008,593        $ 42,162,099
                                                           ============        ============

     LIABILITIES AND PARTNERS' DEFICIT
     ---------------------------------

Debt                                                       $ 50,117,619        $ 50,093,792

Accounts payable and accrued liabilities                      4,287,364           3,746,047

Partners' contributed capital                                57,344,709          57,344,709

Accumulated deficit                                         (72,741,099)        (69,022,449)
                                                           ------------        ------------

          Total liabilities and partners' deficit          $ 39,008,593        $ 42,162,099
                                                           ============        ============

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                    For the Three Months Ended    For the Nine Months Ended
                                          September 30,                 September 30,
                                   ---------------------------   --------------------------
                                        1998          1997           1998          1997
                                    -----------    -----------    -----------   -----------
Revenues                            $ 5,500,894    $ 4,855,813    $16,122,933   $14,497,368

Operating expenses                    2,997,425      2,628,395      8,754,851     8,028,851

Management and supervision fees
  and allocated overhead from
  General Partners                      611,394        528,250      1,820,001     1,618,281

Depreciation and amortization         2,207,141      2,017,835      6,313,083     6,816,498
                                    -----------    -----------    -----------   -----------

Operating loss                         (315,066)      (318,667)      (765,002)   (1,966,262)
                                    -----------    -----------    -----------   -----------

Interest expense                       (891,653)    (1,002,985)    (2,786,417)   (2,828,040)
Other, net                             (150,355)        28,026       (167,231)       14,585
                                    -----------    -----------    -----------   -----------

Net loss                            $(1,357,074)   $(1,293,626)   $(3,718,650)  $(4,779,717)
                                    ===========    ===========    ===========   ===========


     Management fees paid to the Managing General Partner by the Venture totaled $275,045 and $806,147, respectively, for the three and nine months ended September 30, 1998 compared to $242,790 and $724,868, respectively, for the comparable 1997 periods. Supervision fees paid to the Supervising General Partner totaled $27,505 and $80,615, respectively, for the three and nine months ended September 30, 1998 compared to $24,279 and $72,487, respectively, for the comparable 1997 periods. Reimbursements for overhead and administrative expenses paid to JIC totaled $308,844 and $933,239, respectively, for the three and nine months ended September 30, 1998 compared to $261,181 and $820,926, respectively, for the comparable 1997 periods.

                      IDS/JONES GROWTH PARTNERS 89-B, LTD.
                      ------------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     The Partnership owns a 24.4 percent interest in the Venture. The Venture owns the Aurora System. The Partnership's investment in the Venture is accounted for under the equity method. The Partnership's share of losses generated by the Venture have exceeded the Partnership's initial investment in the Venture; therefore, the investment is classified as a liability. This liability increased by $907,350, which represents the Partnership's share of losses generated by the Venture during the nine months ended September 30, 1998.

     On December 5, 1991, JIC made an equity investment in the Venture in the amount of $2,872,000. Also on December 5, 1991, IDS Management Corporation made an equity investment in the Venture of $2,872,000. As a result of their equity contributions to the Venture, IDS Management Corporation and JIC each have a 5 percent equity interest in the Venture, the Partnership has a 24.4 percent interest and Growth Partners II has a 65.6 percent interest.

     In July 1998, the Venture entered into an asset purchase agreement to sell the Aurora System to an unaffiliated party for a sales price of $108,500,000, subject to customary closing adjustments. Closing of the sale, which is expected to occur in the fourth quarter of 1998, will be subject to several conditions, including necessary governmental and other third party consents.
The sale was approved by the owners of a majority of the interests of both the Partnership and IDS/Jones Growth Partners II. The Supervising General Partner has also consented to the transaction. Upon the closing of the proposed sale of the Aurora System, based upon financial information as of September 30, 1998, the Venture will repay all of its indebtedness, including $47,000,000 borrowed under its credit facility, capital lease obligations totaling $110,972, related parties' notes totaling $1,600,000 and the subordinated advance of $1,406,647 to JIC, settle working capital adjustments, and then deposit $3,283,500 into an indemnity escrow account. The remaining net sale proceeds of approximately $51,630,000 will be distributed to the Venture's four partners: the Partnership, Growth Partners II, IDS Management Corporation and JIC, in proportion to their ownership interests. The Partnership will receive $12,598,000, or 24.4 percent of the $51,630,000 distribution. The Partnership's portion of the net sales proceeds will be used to repay the outstanding balance of $102,393 due the Managing General Partner, and the remaining $12,496,000 will be distributed to the Partnership's partners of record as of the closing date of the sale of the Aurora System. Based upon financial information as of September 30, 1998, this distribution will give the Partnership's limited partners an approximate return of $197 for each $250 limited partnership interest, or $788 for each $1,000 invested in the Partnership.

     The $3,283,500 of the sale proceeds to be placed in the indemnity escrow account will remain in escrow from the closing date until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties to be made about the Aurora System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period will be returned to and distributed to the Partnership, Growth Partners II, IDS Management Corporation and JIC at that time. If the entire $3,283,500 escrow amount is distributed, the Partnership would receive approximately $801,174, or
24.4 percent. The Partnership would then distribute the $801,174 to the limited partners, which would represent an approximate return of $13 for each $250 limited partnership interest, or $52 for each $1,000 invested in the Partnership. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed.
Since the Aurora System represents the only asset of the Partnership and the Venture, the Partnership and the Venture will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account, most likely in the fourth quarter of 1999. If any disputes with respect to the indemnification arise, the Partnership and the Venture would not be dissolved until such disputes were resolved, which could result in the Partnership and the Venture continuing in existence beyond 1999.

     For the nine months ended September 30, 1998, the Venture generated net cash from operating activities totaling $3,259,672, which is available to fund capital expenditures and non-operating costs. During the first nine months of 1998, the Venture expended approximately $3,215,000 on capital expenditures. Approximately 46 percent of the expenditures related to construction of service drops to subscriber homes. Approximately 34 percent of the expenditures related to plant extensions to new homes passed. The remainder was for other capital expenditures to maintain the value of the Aurora System until it is sold. Funding for these expenditures was provided by cash generated from operations and cash on hand. Anticipated capital expenditures for the remainder of 1998 are approximately $1,095,000. Approximately 66 percent of the anticipated capital expenditures is for plant extensions to new homes passed. Approximately 9 percent of the expenditures is for construction of service drops to subscriber homes. These capital expenditures are necessary to maintain the value of the Aurora System until it is sold. Funding for these expenditures is expected to be provided by cash generated from operations and, if necessary and its discretion, borrowings from JIC. The Venture is obligated to conduct its business in the ordinary course until the Aurora System is sold.

     On December 5, 1991, JIC made a $1,800,000 loan to the Venture, of which $1,200,000 had been repaid as of September 30, 1998. In the first quarter of 1994, JIC agreed to subordinate to all other Venture debt its $1,406,647 advance to the Venture outstanding at March 31, 1994 and IDS Management Corporation made a loan of $1,000,000 to the Venture to fund principal repayments due on March 31, 1994 on the Venture's then-outstanding term loan. The interest rates on the respective loans, which will vary from time to time, with respect to IDS Management Corporation's loan, are at its cost of borrowing, and, with respect to JIC's loans, are at its weighted average cost of borrowing. All of these amounts owed to these related parties will be paid by the Venture with proceeds to be received on the proposed sale of the Aurora System.

     The Venture is a party to a $47,000,000 revolving credit and term loan agreement with commercial banks. The agreement allows for a reducing revolving commitment that will begin to reduce quarterly on June 30, 1999 until December 31, 1999, at which time the commitment will reduce to zero and all principal and interest amounts will be due and payable in full. At September 30, 1998, all $47,000,000 was outstanding under this agreement. Interest on the credit facility is at the Venture's option of the Prime Rate plus .5 percent, the London Interbank Offered Rate plus 1.5 percent or the Certificate of Deposit Rate plus 1.625 percent. The effective interest rates on outstanding obligations to non-affiliates as of September 30, 1998 and 1997 were 7.18 percent and 7.32 percent, respectively.

     The Venture will rely on cash generated from operations and, if necessary and in its discretion, advances from JIC to meet its liquidity needs until the Aurora System is sold.

RESULTS OF OPERATIONS
---------------------

     Revenues of the Venture's Aurora System increased $645,081, or approximately 13 percent, to $5,500,894 for the three month period ended September 30, 1998 compared to $4,855,813 for the comparable 1997 period. Revenues increased $1,625,565, or approximately 11 percent, to $16,122,933 for the nine months ended September 30, 1998 compared to $14,497,368 for the comparable 1997 period. Increases in basic service revenues primarily accounted for the increases in revenues for the three and nine month periods ended September 30, 1998. Basic service rate increases accounted for approximately 36 percent and 38 percent, respectively, of the increases in revenues for the three and nine month periods ended September 30, 1998. Increases in the number of basic service subscribers accounted for approximately 34 percent and 42 percent, respectively, of the increases in revenues for the three and nine month periods. The number of basic service subscribers increased 3,054, or approximately 6 percent, to 51,665 at September 30, 1998 compared to 48,611 at September 30, 1997. No other individual factor was significant to the increases in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Aurora System. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses increased $369,030, or approximately 14 percent, to $2,997,425 for the three month period ended September 30, 1998 compared to $2,628,395 for the comparable 1997 period. Operating expenses increased $726,000, or approximately 9 percent, to $8,754,851 for the nine months ended September 30, 1998 compared to $8,028,851 for the comparable 1997 period. Increases in programming fees primarily accounted for the increases in operating expenses for the three and nine month periods. No other individual factor contributed significantly to the increases in operating expenses. Operating expenses represented 54 percent of revenues for both of the three month periods ended September 30, 1998 and 1997, and 54 percent and 55 percent of revenues, respectively, for the nine month periods ended September 30, 1998 and 1997.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $276,051, or approximately 12 percent, to $2,503,469 for the three month period ended September 30, 1998 compared to $2,227,418 for the comparable 1997 period. Operating cash flow increased $899,565, or approximately 14 percent, to $7,368,082 for the nine months ended September 30, 1998 compared to $6,468,517 for the comparable 1997 period. These increases were due to the increases in revenues exceeding the increases in operating expenses.

     Management and supervision fees and allocated overhead from the General Partners increased $83,144, or approximately 16 percent, to $611,394 for the three month period ended September 30, 1998 compared to $528,250 for the comparable 1997 period. Management and supervision fees and allocated overhead from the General Partners increased $201,720, or approximately 12 percent, to $1,820,001 for the nine months ended September 30, 1998 compared to $1,618,281 for the comparable 1997 period. These increases were primarily due to the timing of certain expenses allocated from JIC and to the increases in revenues upon which such management and supervision fees are based.

     Depreciation and amortization expense increased $189,306, or approximately 9 percent, to $2,207,141 for the three month period ended September 30, 1998 compared to $2,017,835 for the comparable 1997 period. This increase was primarily due to capital additions in 1998. Depreciation and amortization expense decreased $503,415, or approximately 7 percent, to $6,313,083 for the nine months ended September 30, 1998 compared to $6,816,498 for the comparable 1997 period. This decrease was primarily due to the maturation of a portion of the intangible asset base.

     Operating loss decreased $3,601, or approximately 1 percent, to $315,066 for the three month period ended September 30, 1998 compared to $318,667 for the similar 1997 period. This decrease was due to the increase in operating cash flow exceeding the increases in management and supervision fees and allocated overhead from the General Partners and depreciation and amortization expense. Operating loss decreased $1,201,260, or approximately 61 percent, to $765,002 for the nine months ended September 30, 1998 compared to $1,966,262 in 1997. This decrease was due to the increase in operating cash flow and the decrease in depreciation and amortization expense exceeding the increase in management and supervision fees and allocated overhead from the General Partners.

     Interest expense decreased $111,332, or approximately 11 percent, to $891,653 for the three month period ended September 30, 1998 compared to $1,002,985 for the comparable 1997 period. Interest expense decreased $41,623, or approximately 1 percent, to $2,786,417 for the nine months ended September 30, 1998 compared to $2,828,040 for the comparable 1997 period. These decreases were due to lower effective interest rates on interest bearing obligations.

     The Venture's loss increased $63,448, or approximately 5 percent, to $1,357,074 for the three month period ended September 30, 1998 compared to $1,293,626 for the comparable 1997 period. This increase was primarily due to the increase in depreciation and amortization expense. The Venture's loss decreased $1,061,067, or approximately 22 percent, to $3,718,650 for the nine months ended September 30, 1998 compared to $4,779,717 for the comparable 1997 period. This decrease was due to the factors discussed above.

                          Part II - OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

The sale of the Aurora System was subject to the approval of the holders of a majority of the limited partnership interests of the Partnership. A vote of the limited partners was conducted by the Managing General Partner by mail in September and October 1998. Limited partners of record at the close of business on August 31, 1998 were entitled to notice of, and to participate in, this vote of limited partners. Following are the final results of the vote of the limited partners:

                          No. of
                        Interests        Approved              Against             Abstained            Did Not Vote
                       Entitled to    ---------------      ----------------      --------------       ----------------
                          Vote           No.      %          No.        %          No.      %           No.        %
                      -------------   -------   -----      -------    -----      ------   -----       -------    -----
Aurora System Sale        63,383       33,971    53.6       1,029      1.6         838     1.3        27,545      43.5

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


Dated:  November 13, 1998