Form 10-Q
period 1999-03-31
IDS JONES GROWTH PARTNERS 89-B LTD
filed 1999-05-14
CIK 849978

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1999.
                               --------------
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                 to              .
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

                1500 Market Street, Philadelphia, PA 19102-2148
                -----------------------------------------------
                     Address of principal executive office

                               (215) 665-1700
                         -----------------------------
                         Registrant's telephone number



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

                     IDS/JONES GROWTH PARTNERS 89-B, LTD.
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS

                                                                                           March 31,        December 31,
                                ASSETS                                                       1999               1998
                                ------                                                  -------------    ----------------
Investment in cable television joint venture                                            $     328,664    $        413,687
                                                                                        -------------    ----------------
         Total assets                                                                   $     328,664    $        413,687
                                                                                        =============    ================

                            PARTNERS' CAPITAL
                            -----------------

PARTNERS' CAPITAL:
  General Partners-
    Contributed capital                                                                 $         500    $            500
    Accumulated deficit                                                                          (500)               (500)
                                                                                        -------------    ----------------
                                                                                               -                   -
                                                                                        -------------    ----------------
  Limited Partners-
    Contributed capital (63,383 units
      outstanding at March 31, 1999 and
      December 31, 1998)                                                                   12,623,901          12,623,901
    Distributions                                                                         (12,447,247)        (12,447,247)
    Accumulated earnings                                                                      152,010             237,033
                                                                                        -------------    ----------------
                                                                                              328,664             413,687
                                                                                        -------------    ----------------
         Total partners' capital                                                        $     328,664    $        413,687
                                                                                        =============    ================

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                     IDS/JONES GROWTH PARTNERS 89-B, LTD.
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS

                                                                                           For the Three Months Ended
                                                                                                    March 31,
                                                                                          ----------------------------
                                                                                             1999               1998
                                                                                          ---------          ---------
EQUITY IN NET LOSS OF CABLE TELEVISION JOINT VENTURE                                      $ (85,023)         $(271,451)
                                                                                          ---------          ---------
NET LOSS                                                                                  $ (85,023)         $(271,451)
                                                                                          =========          =========
ALLOCATION OF NET LOSS:
  General Partners                                                                        $     -            $  (2,715)
                                                                                          =========          =========
  Limited Partners                                                                        $ (85,023)         $(268,736)
                                                                                          =========          =========
NET LOSS PER LIMITED PARTNERSHIP UNIT                                                     $   (1.34)         $   (4.24)
                                                                                          =========          =========
WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                                                          63,383             63,383
                                                                                          =========          =========

           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                     IDS/JONES GROWTH PARTNERS 89-B, LTD.
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS

                                                                                           For the Three Months Ended
                                                                                                    March 31,
                                                                                          -----------------------------
                                                                                             1999                1998
                                                                                          ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                $ (85,023)          $(271,451)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Equity in net loss of Cable Television Joint Venture                                     85,023              271,451
                                                                                          ---------           ---------
         Net cash provided by operating activities                                             -                    -
                                                                                          ---------           ---------
Net change in cash                                                                             -                    -

Cash, beginning of period                                                                      -                    -
                                                                                          ---------           ---------
Cash, end of period                                                                       $    -              $     -
                                                                                          =========           =========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                                           $    -              $     -
                                                                                          =========           =========

           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                     IDS/JONES GROWTH PARTNERS 89-B, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of IDS/Jones Growth Partners 89-B, Ltd. (the "Partnership") at March 31, 1999 and December 31, 1998 and its Statements of Operations and Cash Flows for the three months ended
March 31, 1999 and 1998.

         The Partnership owns a 24.4 percent interest in IDS/Jones Joint Venture Partners (the "Venture") through a capital contribution of $14,008,000 made in 1990. The Venture acquired the cable television system serving the communities of Aurora, North Aurora, Montgomery, Plano, Oswego, Sandwich, Yorkville and certain unincorporated areas of Kendall and Kane Counties, all in the State of Illinois (the "Aurora System") on May 31, 1990. As discussed below, the Venture sold the Aurora System on December 4, 1998. Jones Cable Corporation, a Colorado corporation, is the "Managing General Partner".

         The Partnership's investment in the Venture is accounted for using the equity method. At March 31, 1999 the Partnership had recorded an investment in the Venture of $328,664.

         On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Intercable"). Comcast now owns approximately 12.8 million shares of Intercable's Class A Common Stock and approximately 2.9 million shares of Intercable's Common Stock, representing approximately 37% of the economic interest and 47% of the voting interest in Intercable. Also on that date, Comcast contributed its shares in Intercable to Comcast's wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock of Intercable owned by Comcast represents approximately 57% of the outstanding Common Stock, which class of stock is entitled to elect 75% of the Board of Directors of Intercable. As a result of this transaction, Intercable is now a consolidated public company subsidiary of Comcast Cable.

         Also on April 7, 1999, the bylaws of Intercable were amended to establish the size of Intercable's Board of Directors as a range from eight to thirteen directors and the board was reconstituted so as to have eight directors and the following directors of Intercable resigned: Robert E. Cole, Josef J. Fridman, James J. Krejci, James B. O'Brien, Raphael M. Solot, Robert Kearney, Howard O. Thrall, Siim Vanaselja, Sanford Zisman and Glenn R. Jones. In addition, Donald L. Jacobs resigned as a director elected by the holders of Class A Common Stock and was elected by the remaining directors as a director elected by the holders of Common Stock. The remaining directors elected the following persons to fill the vacancies on the board created by such resignations: Ralph J. Roberts, Brian L. Roberts, John R. Alchin, Stanley Wang and Lawrence S. Smith. All of the newly elected directors, with the exception of Mr. Jacobs, are officers of Comcast. Also on April 7, 1999, the following executive officers of Intercable resigned: Glenn R. Jones, James B. O'Brien, Ruth E. Warren, Kevin P. Coyle, Cynthia A. Winning, Elizabeth M. Steele, Wayne
H. Davis and Larry W. Kaschinske. The following persons were appointed as executive officers of Intercable on April 7, 1999: Ralph J. Roberts, Brian L. Roberts, Lawrence S. Smith, John R. Alchin and Stanley Wang.

         Comcast is principally engaged in the development, management and operation of broadband cable networks and in the provision of content through programming investments. Comcast Cable is principally engaged in the development, management and operation of broadband cable networks. The address of Comcast's principal office is 1500 Market Street, Philadelphia, Pennsylvania 19102-2148, which is also now the address of the principal office of Intercable and of the Managing General Partner. The address of Comcast Cable's principal office is 1201 Market Street, Suite 2201, Wilmington, Delaware 19801.

(2) On December 4, 1998, the Venture sold the Aurora System, its only operating asset, to an unaffiliated party for a sales price of $108,500,000. The Venture repaid all of its indebtedness, settled working capital adjustments, deposited $3,283,500 into an interest-bearing indemnity escrow account and distributed remaining net sales proceeds of $51,374,610 to its four partners. The Partnership received $12,549,640, or 24.4 percent, of the $51,374,610 distribution. The Partnership in turn distributed these funds to its limited partners.

         The $3,283,500 of the sale proceeds placed in the interest-bearing indemnity escrow account will remain in escrow until November 15, 1999 as security for the Venture's agreement to indemnify the buyer under the asset purchase agreement. The Venture's primary exposure, if any, will relate to the representations and warranties made about the Aurora System in the asset purchase agreement. Any amounts remaining from this interest-bearing indemnity escrow account and not claimed by the buyer at the end of the escrow period, plus interest earned on escrowed funds, will be returned to the Venture. From this amount, the Venture will pay its remaining liabilities, which totaled $1,985,270 at March 31, 1999, and then the Venture will distribute the remaining balance to its four partners. The Partnership and the Venture will continue in existence at least until any amounts remaining from the interest-bearing indemnity escrow account have been distributed. Since the Aurora System represented the only operating asset of the Partnership and the Venture, the Partnership and the Venture will be liquidated and dissolved upon the final distribution of any amounts remaining from the interest-bearing indemnity escrow account, most likely in the fourth quarter of 1999. If any disputes with respect to the indemnification arise, the Partnership and the Venture would not be dissolved until such disputes were resolved, which could result in the Partnership and the Venture continuing in existence beyond 1999.

(3) The Managing General Partner manages the Partnership and the Venture and received a fee for its services equal to 5 percent of the gross revenues of the Aurora System, excluding revenues from the sale of cable television systems or franchises. Management fees paid during the three month periods ended March 31, 1999 and 1998 (reflecting the Partnership's 24.4 percent interest in the Venture) were $-0- and $62,683, respectively. The Managing General Partner has not and will not receive a management fee after December 4, 1998.

         IDS Cable Corporation (the "Supervising General Partner") participated in certain management decisions of the Partnership and received a fee for its services equal to 1/2 percent of the Partnership's portion of the gross revenues of the Aurora System, excluding revenues from the sale of cable television systems or franchises. Supervision fees paid during the three month periods ended March 31, 1999 and 1998 (reflecting the Partnership's 24.4 percent interest in the Venture) were $-0- and $6,268, respectively. The Supervising General Partner has not and will not receive a supervision fee after December 4, 1998.

         The Venture will continue to reimburse Intercable, the parent of the Managing General Partner, for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Venture. Such services, and their related costs, are necessary to the administration of the Venture. Reimbursements made to Intercable by the Venture for overhead and administrative expenses during the three month periods ended March 31, 1999 and 1998 (reflecting the Partnership's 24.4 percent interest in the Venture) were $1,248 and $71,944, respectively.

         The Supervising General Partner may also be reimbursed for certain expenses incurred on behalf of the Venture. There were no reimbursements made to the Supervising General Partner during the three month periods ended March 31, 1999 and 1998.

(4)      Financial information regarding the Venture is presented below.


                           UNAUDITED BALANCE SHEETS
                           ------------------------


                                                                       March 31, 1999         December 31, 1998
                                                                       --------------         -----------------
         ASSETS
         ------
Proceeds from sale in escrow                                           $    3,332,752         $       3,283,500
                                                                       --------------         -----------------
                  Total assets                                         $    3,332,752         $       3,283,500
                                                                       ==============         =================
         LIABILITIES AND PARTNERS' CAPITAL
         ---------------------------------
Accounts payable and accrued liabilities                               $    1,985,770         $       1,588,062

Partners' contributed capital                                              57,344,709                57,344,709

Distributions                                                             (51,374,610)              (51,374,610)

Accumulated deficit                                                        (4,623,117)               (4,274,661)
                                                                       --------------         -----------------
                  Total liabilities and partners' capital              $    3,332,752         $       3,283,500
                                                                       ==============         =================

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                                           For the Three Months Ended
                                                                                     March 31,
                                                                          -------------------------------
                                                                              1999             1998
                                                                          -----------    ----------------
Revenues                                                                  $      -       $      5,137,941

Operating expenses                                                               -              2,779,999

Management and supervision fees and allocated
  overhead from General Partners                                                 -                577,439

Depreciation and amortization                                                    -              1,945,088
                                                                          -----------    ----------------
Operating loss                                                                   -               (164,585)
                                                                          -----------    ----------------
Interest expense                                                                 -               (945,163)
Other, net                                                                   (348,456)             (2,756)
                                                                          -----------    ----------------
Net loss                                                                   $ (348,456)    $    (1,112,504)
                                                                          ===========    ================


         Management fees paid to the Managing General Partner by the Venture totaled $-0- and $256,897, respectively, for the three months ended March 31, 1999 and 1998. Supervision fees paid to the Supervising General Partner totaled $-0-and $25,690, respectively, for the three months ended March 31, 1999 and 1998. Reimbursements for overhead and administrative expenses paid to Intercable totaled $5,114 and $294,852, respectively, for the three months ended March 31, 1999 and 1998.

                     IDS/JONES GROWTH PARTNERS 89-B, LTD.
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


FINANCIAL CONDITION

         The Partnership owns a 24.4 percent interest in the Venture. The Venture owned the Aurora System until its sale on December 4, 1998. The Partnership's investment in the Venture is accounted for under the equity method. The Partnership's investment in the Venture decreased by $85,023, which represents the Partnership's share of losses generated by the Venture during the three months ended March 31, 1999.

         On December 4, 1998, the Venture sold the Aurora System, its only operating asset, to an unaffiliated party for a sales price of $108,500,000. The Venture repaid all of its indebtedness, settled working capital adjustments, deposited $3,283,500 into an interest-bearing indemnity escrow account and distributed remaining net sales proceeds of $51,374,610 to its four partners. The Partnership received $12,549,640, or 24.4 percent, of the $51,374,610 distribution. The Partnership in turn distributed these funds to its limited partners.

         The $3,283,500 of the sale proceeds placed in the interest-bearing indemnity escrow account will remain in escrow until November 15, 1999 as security for the Venture's agreement to indemnify the buyer under the asset purchase agreement. The Venture's primary exposure, if any, will relate to the representations and warranties made about the Aurora System in the asset purchase agreement. Any amounts remaining from this interest-bearing indemnity escrow account and not claimed by the buyer at the end of the escrow period, plus interest earned on escrowed funds, will be returned to the Venture. From this amount, the Venture will pay its remaining liabilities, which totaled $1,985,270 at March 31, 1999, and then the Venture will distribute the remaining balance to its four partners. The Partnership and the Venture will continue in existence at least until any amounts remaining from the interest-bearing indemnity escrow account have been distributed. Since the Aurora System represented the only operating asset of the Partnership and the Venture, the Partnership and the Venture will be liquidated and dissolved upon the final distribution of any amounts remaining from the interest-bearing indemnity escrow account, most likely in the fourth quarter of 1999. If any disputes with respect to the indemnification arise, the Partnership and the Venture would not be dissolved until such disputes were resolved, which could result in the Partnership and the Venture continuing in existence beyond 1999.

RESULTS OF OPERATIONS

         The Venture sold its Aurora System on December 4, 1998 and ceased operations as of such date. Since the Aurora System was the Venture's and the Partnership's last remaining operating asset, a discussion of results of operations would not be meaningful. The Venture incurred other expenses totaling $348,456 in the first quarter of 1999, which related to various costs associated with the sale of the Aurora System. The Venture and the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the interest-bearing indemnity escrow account referred to above, most likely in the fourth quarter of 1999.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         a)  Exhibits

             27)  Financial Data Schedule

         b)  Reports on Form 8-K

             None.

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


                                      IDS/JONES GROWTH PARTNERS 89-B, LTD.
                                      BY:  JONES CABLE CORPORATION,
                                           its Managing General Partner



                                      By:  /S/ Lawrence S. Smith
                                         ---------------------------------------
                                           Lawrence S. Smith
                                           Principal Accounting Officer


                                      By:  /S/ Joseph J. Euteneuer
                                         ---------------------------------------
                                           Joseph J. Euteneuer
                                           Vice President (Authorized Officer)



Dated:  May 14, 1999