Form 10-Q
period 1999-06-30
IDS JONES GROWTH PARTNERS 89-B LTD
filed 1999-08-16
CIK 849978

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1999.
                               -------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to _____.


                        Commission file number: 0-17734



                     IDS/JONES GROWTH PARTNERS 89-B, LTD.
--------------------------------------------------------------------------------
             Exact name of registrant as specified in its charter

Colorado                                                              84-1060546
--------------------------------------------------------------------------------
State of organization                                     I.R.S. employer I.D. #


                            c/o Comcast Corporation
                1500 Market Street, Philadelphia, PA 19102-2148
                -----------------------------------------------
                     Address of principal executive office

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

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                                                           June 30,          December 31,
                                ASSETS                                                       1999                1998
                                ------                                                   ------------        ------------
Investment in cable television joint venture                                             $    356,885        $    413,687
                                                                                         ------------        ------------

         Total assets                                                                    $    356,885        $    413,687
                                                                                         ============        ============

                LIABILITIES AND PARTNERS' CAPITAL
                ---------------------------------
LIABILITIES:
  Accounts payable and accrued liabilities                                               $      8,608        $     -
                                                                                         ------------        ------------

         Total liabilities                                                                      8,608              -
                                                                                         ------------        ------------

PARTNERS' CAPITAL:
  General Partners-
    Contributed capital                                                                           500                 500
    Accumulated deficit                                                                          (500)               (500)
                                                                                         ------------        ------------

                                                                                               -                   -
                                                                                         ------------        ------------

  Limited Partners-
    Contributed capital (63,383 units
      outstanding at June 30, 1999 and
      December 31, 1998)                                                                   12,623,901          12,623,901
    Distributions                                                                         (12,447,247)        (12,447,247)
    Accumulated earnings                                                                      171,623             237,033
                                                                                         ------------        ------------

                                                                                              348,277             413,687
                                                                                         ------------        ------------

         Total liabilities and partners' capital                                         $    356,885        $    413,687
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

                     IDS/JONES GROWTH PARTNERS 89-B, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                        For the Three Months Ended            For the Six Months Ended
                                                                 June 30,                             June 30,
                                                       ---------------------------           --------------------------
                                                          1999              1998               1999              1998
                                                       ---------         ---------           ---------        ---------
OTHER EXPENSE                                          $  (8,608)        $   -               $  (8,608)       $   -

EQUITY IN NET INCOME (LOSS)
  OF CABLE TELEVISION
  JOINT VENTURE                                           28,221          (304,773)            (56,802)        (576,224)
                                                       ---------         ---------           ---------        ---------

NET INCOME (LOSS)                                      $  19,613         $(304,773)          $ (65,410)       $(576,224)
                                                       =========         =========           =========        =========

ALLOCATION OF NET INCOME (LOSS):
  General Partners                                     $   -             $  (3,047)          $   -            $  (5,762)
                                                       =========         =========           =========        =========

  Limited Partners                                     $  19,613         $(301,726)          $ (65,410)       $(570,462)
                                                       =========         =========           =========        =========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                     $     .31         $   (4.76)          $   (1.03)       $   (9.00)
                                                       =========         =========           =========        =========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                       63,383            63,383              63,383           63,383
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

                     IDS/JONES GROWTH PARTNERS 89-B, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                                For the Six Months Ended
                                                                                         June 30,
                                                                                -------------------------
                                                                                    1999          1998
                                                                                ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $  (65,410)    $ (576,224)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Equity in net loss of Cable Television
        Joint Venture                                                               56,802        576,224
      Increase in accounts payable and accrued liabilities                           8,608          -
                                                                                ----------     ----------

         Net cash provided by operating activities                                   -              -
                                                                                ----------     ----------

Net change in cash                                                                   -              -

Cash, beginning of period                                                            -              -
                                                                                ----------     ----------

Cash, end of period                                                             $    -         $    -
                                                                                ==========     ==========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                                 $    -         $    -
                                                                                ==========     ==========

           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                     IDS/JONES GROWTH PARTNERS 89-B, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of IDS/Jones Growth Partners 89-B, Ltd. (the "Partnership") at June 30, 1999 and December 31, 1998 and its Statements of Operations for the three and six month periods ended June 30, 1999 and 1998 and its Statements of Cash Flows for the six month periods ended June 30, 1999 and 1998.

     The Partnership owns a 24.4 percent interest in IDS/Jones Joint Venture Partners (the "Venture") through a capital contribution of $14,008,000 made in 1990. The Venture acquired the cable television system serving the communities of Aurora, North Aurora, Montgomery, Plano, Oswego, Sandwich, Yorkville and certain unincorporated areas of Kendall and Kane Counties, all in the State of Illinois (the "Aurora System") on May 31, 1990. As discussed below, the Venture sold the Aurora System on December 4, 1998. Jones Cable Corporation, a Colorado corporation, is the "Managing General Partner."

     The Partnership's investment in the Venture is accounted for using the equity method. At June 30, 1999, the Partnership had recorded an investment in the Venture of $356,885.

     On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Intercable"). As of April 7, 1999, Comcast owned approximately 12.8 million shares of Intercable's Class A Common Stock and approximately 2.9 million shares of Intercable's Common Stock, representing approximately 37% of the economic interest and 47% of the voting interest in Intercable. Also on that date, Comcast contributed its shares in Intercable to Comcast's wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock of Intercable owned by Comcast represents approximately 57% of the outstanding Common Stock, which class of stock is entitled to elect 75% of the Board of Directors of Intercable. As a result of this transaction, Intercable is now a consolidated public company subsidiary of Comcast Cable.

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

(2) On December 4, 1998, the Venture sold the Aurora System, its only operating asset, to an unaffiliated party for a sales price of $108,500,000. The Venture repaid all of its indebtedness, settled working capital adjustments, deposited $3,283,500 into an interest-bearing indemnity escrow account and distributed remaining net sales proceeds of $51,374,610 to its four partners. The Partnership received $12,549,640, or 24.4 percent, of the $51,374,610 distribution. The Partnership in turn paid its remaining liabilities totaling $102,373 and then it distributed the remaining balance of $12,447,247 to its limited partners.

     The $3,283,500 of the sale proceeds placed in the interest-bearing indemnity escrow account will remain in escrow until November 15, 1999 as security for the Venture's agreement to indemnify the buyer under the asset purchase agreement. The Venture's primary exposure, if any, will relate to the representations and warranties made about the Aurora System in the asset purchase agreement. Any amounts remaining from this interest-bearing indemnity escrow account and not claimed by the buyer at the end of the escrow period, plus interest earned on escrowed funds, will be returned to the Venture. From this amount, the Venture will pay its remaining liabilities, which totaled $1,906,550 at June 30, 1999, and then the Venture will distribute the remaining balance, if any, to its four partners. From its share of this amount, the Partnership will retain funds necessary to cover the administrative expenses of the Partnership and it will then distribute the balance, if any, to the limited partners. The Partnership and the Venture will continue in existence at least until any amounts remaining from the interest-bearing indemnity escrow account have been distributed.

(3) The Managing General Partner manages the Partnership and the Venture and received a fee for its services equal to 5 percent of the gross revenues of the Aurora System, excluding revenues from the sale of cable television systems or franchises, until its sale on December 4, 1998. The Managing General Partner has not received and will not receive a management fee after December 4, 1998. Management fees paid during the three and six month periods ended June 30, 1998 (reflecting the Partnership's 24.4 percent interest in the Venture) were $66,906 and $129,589, respectively.


      IDS Cable Corporation (the "Supervising General Partner") participated in certain management decisions of the Partnership and received a fee for its services equal to 1/2 percent of the Partnership's portion of the gross revenues of the Aurora System, excluding revenues from the sale of cable television systems or franchises. The Supervising General Partner has not received and will not receive a supervision fee after December 4, 1998. Supervision fees paid during the three and six month periods ended June 30, 1998 (reflecting the Partnership's 24.4 percent interest in the Venture) were $6,690 and $12,959, respectively.

     The Venture will continue to reimburse Jones Intercable, Inc., the parent of the Managing General Partner, for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Venture. Such services, and their related costs, are necessary to the administration of the Venture. Reimbursements made to Jones Intercable, Inc. by the Venture for overhead and administrative expenses during the three and six month periods ended June 30, 1999 (reflecting the Partnership's 24.4 percent interest in the Venture) were $2,609 and $3,857, respectively, as compared to $80,409 and $152,352, respectively, for the three and six month periods ended June 30, 1998.

     The Supervising General Partner may also be reimbursed for certain expenses incurred on behalf of the Venture. There were no reimbursements made to the Supervising General Partner during the three and six month periods ended June 30, 1999 and 1998.

(4) Financial information regarding the Venture is presented below.

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                                        June 30, 1999  December 31, 1998
                                                                        -------------  -----------------
         ASSETS
         ------

Proceeds from sale in escrow                                            $ 3,369,692       $ 3,283,500
                                                                        -----------       -----------

                  Total assets                                          $ 3,369,692       $ 3,283,500
                                                                        ===========       ===========

         LIABILITIES AND PARTNERS' CAPITAL
         ---------------------------------

Accounts payable and accrued liabilities                                $ 1,907,050       $ 1,588,062

Partners' contributed capital                                            57,344,709        57,344,709

Distributions                                                           (51,374,610)      (51,374,610)

Accumulated deficit                                                      (4,507,457)       (4,274,661)
                                                                        -----------       -----------

                  Total liabilities and partners' capital               $ 3,369,692       $ 3,283,500
                                                                        ===========       ===========


                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                        For the Three Months Ended            For the Six Months Ended
                                                                 June 30,                             June 30,
                                                      -----------------------------         ----------------------------
                                                          1999              1998               1999              1998
                                                      ----------        -----------         ---------        -----------
Revenues                                              $   -             $ 5,484,098         $  -             $10,622,039

Operating expenses                                        -               2,977,427            -               5,757,426

Management and supervision fees and allocated
  overhead from General Partners                          -                 631,168            -               1,208,607

Depreciation and amortization                             -               2,160,854            -               4,105,942
                                                      ----------        -----------         ---------        -----------

Operating loss                                            -                (285,351)           -                (449,936)
                                                      ----------        -----------         ---------        -----------

Interest expense                                         (24,839)          (949,601)          (56,879)        (1,894,764)

Interest income on escrowed proceeds                      36,939             -                 86,192             -

Other, net                                               103,560            (14,120)         (262,109)           (16,876)
                                                      ----------        -----------         ---------        -----------

Net income (loss)                                     $  115,660       $ (1,249,072)        $(232,796)       $(2,361,576)
                                                      ==========        ===========         =========        ===========

         The Venture has not paid any management fees or supervision fees since the sale of the Aurora System on December 4, 1998. Management fees paid to the Managing General Partner by the Venture totaled $274,205 and $531,102, respectively, for the three and six months ended June 30, 1998. Supervision fees paid to the Supervising General Partner totaled $27,420 and $53,110, respectively, for the three and six months ended June 30, 1998. Reimbursements for overhead and administrative expenses paid to Jones Intercable, Inc. totaled $10,694 and $15,808, respectively, for the three and six months ended June 30, 1999 compared to $329,543 and $624,395, respectively, for the comparable 1998 periods.

                     IDS/JONES GROWTH PARTNERS 89-B, LTD.
                     ------------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

FINANCIAL CONDITION
-------------------

         The Partnership owns a 24.4 percent interest in the Venture. The Venture owned the Aurora System until its sale on December 4, 1998. The Partnership's investment in the Venture is accounted for under the equity method. The Partnership's investment in the Venture decreased by $56,802, which represents the Partnership's share of losses generated by the Venture during the six months ended June 30, 1999.

         On December 4, 1998, the Venture sold the Aurora System, its only operating asset, to an unaffiliated party for a sales price of $108,500,000. The Venture repaid all of its indebtedness, settled working capital adjustments, deposited $3,283,500 into an interest-bearing indemnity escrow account and distributed remaining net sales proceeds of $51,374,610 to its four partners. The Partnership received $12,549,640, or 24.4 percent, of the $51,374,610 distribution. The Partnership in turn paid its remaining liabilities totaling $102,393 and then it distributed the remaining balance of $12,447,247 to its limited partners.

         The $3,283,500 of the sale proceeds placed in the interest-bearing indemnity escrow account will remain in escrow until November 15, 1999 as security for the Venture's agreement to indemnify the buyer under the asset purchase agreement. The Venture's primary exposure, if any, will relate to the representations and warranties made about the Aurora System in the asset purchase agreement. Any amounts remaining from this interest-bearing indemnity escrow account and not claimed by the buyer at the end of the escrow period, plus interest earned on escrowed funds, will be returned to the Venture. From this amount, the Venture will pay its remaining liabilities, which totaled $1,906,550 at June 30, 1999, and then the Venture will distribute the remaining balance, if any, to its four partners. From its share of this amount, the Partnership will retain funds necessary to cover the administrative expenses of the Partnership and it will then distribute the balance, if any, to the limited partners. The Partnership and the Venture will continue in existence at least until any amounts remaining from the interest-bearing indemnity escrow account have been distributed.

         Because the Venture has sold all of its assets and further distributions, if any, will be made to the limited partners of record as of the closing date of the sale of the Venture's last remaining cable television system, new limited partners would not be entitled to any distributions from the Partnership and transfers of limited partnership interests would have no economic or practical value. The Managing General Partner therefore has determined, in accordance with the authority granted to it under Section 3.5 of the Partnership's limited partnership agreement, that it will not process any transfers of limited partnership interests in the Partnership during the remainder of the Partnership's term.

RESULTS OF OPERATIONS
---------------------

         The Venture sold its Aurora System on December 4, 1998 and ceased operations as of such date. Because the Aurora System was the Venture's only operating asset, a discussion of results of operations would not be meaningful. The Venture incurred other expenses totaling $262,109 in the first six months of 1999, which related to various costs associated with the sale of the Aurora System. The Venture and the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the interest-bearing indemnity escrow account.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         a)  Exhibits

             27)  Financial Data Schedule

         b)  Reports on Form 8-K

                  Report on Form 8-K  dated  April 7,  1999,  filed on April 15,
             1999, reported that on April 7, 1999, Comcast Corporation completed the acquisition of a controlling interest in Jones Intercable, Inc., the parent of the Managing General Partner.

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


                                   IDS/JONES GROWTH PARTNERS 89-B, LTD.
                                   BY:   JONES CABLE CORPORATION,
                                         its Managing General Partner



                                   By:  /S/ Lawrence S. Smith
                                        ----------------------------------------
                                        Lawrence S. Smith
                                        Principal Accounting Officer


                                   By:  /S/ Joseph J. Euteneuer
                                        ----------------------------------------
                                        Joseph J. Euteneuer
                                        Vice President (Authorized Officer)



Dated:  August 16, 1999