Form 10-Q
period 1999-09-30
IDS JONES GROWTH PARTNERS 89-B LTD
filed 1999-11-15
CIK 849978

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1999.
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                 to              .


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

Yes   X                                                               No _____
    _____

                     IDS/JONES GROWTH PARTNERS 89-B, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                              September 30,      December 31,
                ASSETS                                            1999              1998
                ------                                        -------------      ------------
Investment in cable television joint venture                  $     354,561      $    413,687
                                                              -------------      ------------
         Total assets                                         $     354,561      $    413,687
                                                              =============      ============

       LIABILITIES AND PARTNERS' CAPITAL
       ---------------------------------

LIABILITIES:
  Accounts payable and accrued liabilities                    $      10,367      $          -
                                                              -------------      ------------

         Total liabilities                                           10,367                 -
                                                              -------------      ------------

PARTNERS' CAPITAL:
  General Partners-
    Contributed capital                                                 500               500
    Accumulated deficit                                                (500)             (500)
                                                              -------------      ------------

                                                                          -                 -
                                                              -------------      ------------

  Limited Partners-
    Contributed capital (63,383 units
      outstanding at September 30, 1999 and
      December 31, 1998)                                         12,623,901        12,623,901
    Distributions                                               (12,447,247)      (12,447,247)
    Accumulated earnings                                            167,540           237,033
                                                              -------------      ------------

                                                                    344,194           413,687
                                                              -------------      ------------

         Total liabilities and partners' capital              $     354,561      $    413,687
                                                              =============      ============



           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                     IDS/JONES GROWTH PARTNERS 89-B, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                    For the Three Months Ended             For the Nine Months Ended
                                          September 30,                         September 30,
                                    --------------------------             --------------------------
                                       1999            1998                   1999            1998
                                    -----------    -----------             -----------    -----------
OTHER EXPENSE                       $    (1,759)   $         -             $   (10,367)   $         -

EQUITY IN NET LOSS OF
  CABLE TELEVISION
  JOINT VENTURE                     $    (2,324)   $  (331,126)            $   (59,126)   $  (907,350)
                                    -----------    -----------             -----------    -----------

NET LOSS                            $    (4,083)   $  (331,126)            $   (69,493)   $  (907,350)
                                    ===========    ===========             ===========    ===========

ALLOCATION OF NET LOSS:
  General Partners                  $         -    $    (3,311)            $         -    $    (9,073)
                                    ===========    ===========             ===========    ===========

  Limited Partners                  $    (4,083)   $  (327,815)            $   (69,493)   $  (898,277)
                                    ===========    ===========             ===========    ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                  $      (.07)   $     (5.17)            $     (1.10)   $    (14.17)
                                    ===========    ===========             ===========    ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                      63,383         63,383                  63,383         63,383
                                    ===========    ===========             ===========    ===========


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

                     IDS/JONES GROWTH PARTNERS 89-B, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                           For the Nine Months Ended
                                                                                 September 30,
                                                                         ------------------------------

                                                                             1999              1998
                                                                         ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $    (69,493)     $   (907,350)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Equity in net loss of Cable Television
        Joint Venture                                                          59,126           907,350
      Increase in accounts payable and accrued liabilities                     10,367                 -
                                                                         ------------      ------------

         Net cash provided by operating activities                                  -                 -
                                                                         ------------      ------------
Net change in cash                                                                  -                 -

Cash, beginning of period                                                           -                 -
                                                                         ------------      ------------

Cash, end of period                                                      $          -      $          -
                                                                         ============      ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                          $          -      $          -
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

                     IDS/JONES GROWTH PARTNERS 89-B, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of IDS/Jones Growth Partners 89-B, Ltd. (the "Partnership") at September 30, 1999 and December 31, 1998 and its Statements of Operations for the three and nine month periods ended September 30, 1999 and 1998 and its Statements of Cash Flows for the nine month periods ended September 30, 1999 and 1998.

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

     The Partnership's investment in the Venture is accounted for using the equity method. At September 30, 1999, the Partnership had recorded an investment in the Venture of $354,561.

     On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Intercable"), the parent of the Managing General Partner, for aggregate consideration of $706.3 million. Comcast acquired an additional 1.0 million shares of Intercable's Class A Common Stock on June 29, 1999 for $50.0 million in a private transaction. Upon completion of these transactions, Comcast owns approximately 13.8 million shares of Intercable's Class A Common Stock and approximately 2.9 million shares of Intercable's Common Stock, representing 39.6% of the economic interest and 48.3% of the voting interest in Intercable. Comcast has contributed its shares in Intercable to its wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock owned by Comcast Cable represent shares having the right to elect approximately 75% of the Board of Directors of Intercable. Intercable is now a consolidated public company subsidiary of Comcast Cable.

     In connection with Comcast's acquisition of a controlling interest in Intercable on April 7, 1999, all of the persons who were executive officers of Intercable as of that date terminated their employment with Intercable. Intercable's Board of Directors has elected new executive officers, each of whom also is an officer of Comcast. As of July 7, 1999, all persons who were employed at Intercable's former corporate offices in Englewood, Colorado had terminated their employment with Intercable. Intercable's corporate offices are now located at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

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

     The $3,283,500 of the sale proceeds placed in the interest-bearing indemnity escrow account will remain in escrow until November 15, 1999 as security for the Venture's agreement to indemnify the buyer under the asset purchase agreement. The Venture's primary exposure, if any, will relate to the representations and warranties made about the Aurora System in the asset purchase agreement. Any amounts remaining from this interest-bearing indemnity escrow account and not claimed by the buyer at the end of the escrow period, plus interest earned on escrowed funds, will be returned to the Venture. From this amount, the Venture will pay its remaining liabilities, which totaled $1,953,514 at September 30, 1999, and then the Venture will distribute the remaining balance, if any, to its four partners. From its share of this amount, the Partnership will pay its remaining liabilities, which totaled $10,367 at September 30, 1999 and it will retain funds necessary to cover the administrative expenses of the Partnership.

(3) The Managing General Partner manages the Partnership and the Venture and received a fee for its services equal to 5 percent of the gross revenues of the Aurora System, excluding revenues from the sale of cable television systems or franchises, until its sale on December 4, 1998. The Managing General Partner has not received and will not receive a management fee after December 4, 1998. Management fees paid during the three and nine month periods ended September 30, 1998 (reflecting the Partnership's 24.4 percent interest in the Venture) were $67,111 and $196,700, respectively.

     IDS Cable Corporation (the "Supervising General Partner") participated in certain management decisions of the Partnership and the Venture and received a fee for its services equal to 1/2 percent of the Partnership's portion of the gross revenues of the Aurora System, excluding revenues from the sale of cable television systems or franchises. The Supervising General Partner has not received and will not receive a supervision fee after December 4, 1998. Supervision fees paid during the three and nine month periods ended September 30, 1998 (reflecting the Partnership's 24.4 percent interest in the Venture) were $6,711 and $19,670, respectively.

     The Venture will continue to reimburse Intercable for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Venture and its constituent partnerships. Such services, and their related costs, are necessary to the administration of the Venture and its constituent partnerships. Such costs were charged to operating costs during the periods that the Venture operated its cable television system. Subsequent to the sale of the Venture's cable television system, such costs were charged to other expense. Reimbursements made to Intercable by the Venture for overhead and administrative expenses during the three and nine month periods ended September 30, 1999 (reflecting the Partnership's 24.4 percent interest in the Venture) were $2,673 and $6,530, respectively, as compared to $75,358 and $227,710, respectively, for the three and nine month periods ended September 30, 1998.

     The Supervising General Partner may also be reimbursed for certain expenses incurred on behalf of the Venture. There were no reimbursements made to the Supervising General Partner during the three and nine month periods ended September 30, 1999 and 1998.

(4)  Financial information regarding the Venture is presented below.


                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                             September 30, 1999      December 31, 1998
             ASSETS                          ------------------      -----------------
             ------
Proceeds from sale in interest-bearing
 escrow account                              $        3,406,631      $       3,283,500
                                             ------------------      -----------------

                Total assets                 $        3,406,631      $       3,283,500
                                             ==================      =================

 LIABILITIES AND PARTNERS' CAPITAL
 ---------------------------------

Accounts payable and accrued liabilities     $        1,953,514      $       1,588,062

Partners' contributed capital                        57,344,709             57,344,709

Distributions                                       (51,374,610)           (51,374,610)

Accumulated deficit                                  (4,516,982)            (4,274,661)
                                             ------------------      -----------------

  Total liabilities and partners' capital    $        3,406,631      $       3,283,500
                                             ==================      =================

                        UNAUDITED STATEMENTS OF OPERATIONS
                        ----------------------------------

                                          For the Three Months Ended           For the Nine Months Ended
                                                September 30,                         September 30,
                                          --------------------------           --------------------------
                                             1999            1998                 1999            1998
                                          -----------    -----------           -----------    -----------
Revenues                                  $         -    $ 5,500,894           $         -    $16,122,933

Operating expenses                                  -      2,997,425                     -      8,754,851

Management and supervision fees and
  allocated overhead from
  General Partners                                  -        611,394                     -      1,820,001

Depreciation and amortization                       -      2,207,141                     -      6,313,083
                                          -----------    -----------           -----------    -----------

Operating loss                                      -       (315,066)                    -       (765,002)
                                          -----------    -----------           -----------    -----------

Interest expense                              (33,987)      (891,653)              (90,866)    (2,786,417)

Interest income on escrowed proceeds           36,939              -               123,131              -

Other, net                                    (12,477)      (150,355)             (274,586)      (167,231)
                                          -----------    -----------           -----------    -----------

Net loss                                  $    (9,525)   $(1,357,074)          $  (242,321)   $(3,718,650)
                                          ===========    ===========           ===========    ===========

     The Venture has not paid any management fees or supervision fees since the sale of the Aurora System on December 4, 1998. Management fees paid to the Managing General Partner by the Venture totaled $275,045 and $806,147, respectively, for the three and nine months ended September 30, 1998. Supervision fees paid to the Supervising General Partner totaled $27,505 and $80,615, respectively, for the three and nine months ended September 30, 1998. Reimbursements for overhead and administrative expenses paid to Jones Intercable, Inc. totaled $10,953 and $26,761, respectively, for the three and nine months ended September 30, 1999 compared to $308,844 and $933,239, respectively, for the comparable 1998 periods.

                     IDS/JONES GROWTH PARTNERS 89-B, LTD.
                     ------------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     The Partnership owns a 24.4 percent interest in the Venture. The Venture owned the Aurora System until its sale on December 4, 1998. The Partnership's investment in the Venture is accounted for under the equity method. The Partnership's investment in the Venture decreased by $59,126, which represents the Partnership's share of losses generated by the Venture during the nine months ended September 30, 1999.

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

     The $3,283,500 of the sale proceeds placed in the interest-bearing indemnity escrow account will remain in escrow until November 15, 1999 as security for the Venture's agreement to indemnify the buyer under the asset purchase agreement. The Venture's primary exposure, if any, will relate to the representations and warranties made about the Aurora System in the asset purchase agreement. Any amounts remaining from this interest-bearing indemnity escrow account and not claimed by the buyer at the end of the escrow period, plus interest earned on escrowed funds, will be returned to the Venture. From this amount, the Venture will pay its remaining liabilities, which totaled $1,953,514 at September 30, 1999, and then the Venture will then distribute the balance, if any, to its four partners. From its share of this amount, the Partnership will pay its remaining liabilities, which totaled $10,367 at September 30, 1999 and it will retain funds necessary to cover the administrative expenses of the Partnership.

     Because the Venture has sold all of its assets and no further distributions are expected to be made, transfers of limited partnership interests would have no economic or practical value. The Managing General Partner therefore has determined, in accordance with the authority granted to it under Section 3.5 of the Partnership's limited partnership agreement, that it will not process any transfers of limited partnership interests in the Partnership during the remainder of the Partnership's term.

RESULTS OF OPERATIONS
---------------------

     The Venture sold its Aurora System on December 4, 1998 and ceased operations as of such date. Because the Aurora System was the Venture's only operating asset, a discussion of results of operations would not be meaningful. The Venture incurred other expenses totaling $274,586 in the first nine months of 1999, which primarily related to various costs associated with the sale of the Aurora System and the administration of the Venture and the Partnership.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         a)  Exhibits

             27)  Financial Data Schedule

         b)  Reports on Form 8-K

                  None

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  IDS/JONES GROWTH PARTNERS 89-B, LTD.
                                  BY:  JONES CABLE CORPORATION
                                       Managing General Partner



                                  By:  /S/ Lawrence S. Smith
                                     ------------------------------------
                                     Lawrence S. Smith
                                     Principal Accounting Officer


                                  By:  /S/ Joseph J. Euteneuer
                                     ------------------------------------
                                     Joseph J. Euteneuer
                                     Vice President (Authorized Officer)



Dated:  November 12, 1999