Form 10-Q
period 2000-03-31
IDS JONES GROWTH PARTNERS 89-B LTD
filed 2000-05-15
CIK 849978

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2000
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________


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

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                                         March 31,               December 31,
                              ASSETS                                       2000                      1999
                              ------                                -------------------       -------------------
Investment in cable television joint venture                        $           338,861       $           347,629
                                                                    -------------------       -------------------

          Total assets                                              $           338,861       $           347,629
                                                                    ===================       ===================


                 LIABILITIES AND PARTNERS' CAPITAL
                 ---------------------------------

LIABILITIES:
  Advances from affiliates                                          $            19,479       $            11,352
                                                                    -------------------       -------------------
          Total liabilities                                                      19,479                    11,352
                                                                    -------------------       -------------------

PARTNER'S CAPITAL:
  General Partners-
     Contributed capital                                                            500                       500
     Accumulated deficit                                                           (500)                     (500)
                                                                    -------------------       -------------------
                                                                                      -                         -
                                                                    -------------------       -------------------

Limited Partners-
  Net contributed capital (63,383 units outstanding
    at March 31, 2000 and December 31, 1999)                                 12,623,901                12,623,901
  Distributions                                                             (12,447,247)              (12,447,247)
  Accumulated earnings                                                          142,728                   159,623
                                                                    -------------------       -------------------
                                                                                319,382                   336,277
                                                                    -------------------       -------------------
          Total liabilities and partners' capital                   $           338,861       $           347,629
                                                                    ===================       ===================


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

                     IDS/JONES GROWTH PARTNERS 89-B, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                            For the Three Months Ended
                                                                    March 31,
                                                  ---------------------------------------------

                                                         2000                      1999
                                                  -------------------       -------------------
OTHER EXPENSE                                     $            (8,127)      $                 -

EQUITY IN NET LOSS OF CABLE TELEVISION
  JOINT VENTURE                                                (8,768)                  (85,023)
                                                  -------------------       -------------------

NET LOSS                                          $           (16,895)      $           (85,023)
                                                  ===================       ===================

ALLOCATION OF NET LOSS:
  General Partners                                $                 -       $                 -
                                                  ===================       ===================

  Limited Partners                                $           (16,895)      $           (85,023)
                                                  ===================       ===================

NET LOSS PER LIMITED PARTNERSHIP UNIT             $             (0.27)      $             (1.34)
                                                  ===================       ===================

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                63,383                    63,383
                                                  ===================       ===================



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

                     IDS/JONES GROWTH PARTNERS 89-B, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                               For the Three Months Ended
                                                                                       March 31,
                                                                    ---------------------------------------------

                                                                           2000                      1999
                                                                    -------------------       -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $           (16,895)      $           (85,023)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Equity in net loss of Cable Television Joint Venture                          8,768                    85,023
    Increase in advances from affiliates                                          8,127                         -
                                                                    -------------------       -------------------

          Net cash provided by operating activities                                   -                         -
                                                                    -------------------       -------------------

Net change in cash                                                                    -                         -

Cash, beginning of period                                                             -                         -
                                                                    -------------------       -------------------

Cash, end of period                                                 $                 -       $                 -
                                                                    ===================       ===================

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                     $                 -       $                 -
                                                                    ===================       ===================



           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                     IDS/JONES GROWTH PARTNERS 89-B, LTD.
                     -------------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of IDS/Jones Growth Partners 89-B, Ltd. (the "Partnership") at March 31, 2000 and December 31, 1999 and its Statements of Operations and Cash Flows for the three months ended
March 31, 2000 and 1999.


        The Partnership owns a 24.4 percent interest in IDS/Jones Joint Venture Partners (the "Venture") through a capital contribution of $14,008,000 made in 1990. Jones Cable Corporation, a Colorado corporation, is the "Managing General Partner." Neither the Partnership nor the Venture currently own any cable television systems. The Partnership and the Venture are expected to be dissolved in 2000.

        The Partnership's investment in the Venture is accounted for using the equity method. At March 31, 2000 the Partnership had recorded an investment in the Venture of $338,861.

        On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the parent of the Managing General Partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. Comcast JOIN Holdings, Inc. continues as the surviving corporation of the merger. As a result of this transaction, Jones Intercable no longer exists and the Managing General Partner is now a wholly owned subsidiary of Comcast JOIN Holdings, Inc. and, as such, is an indirect wholly owned subsidiary of Comcast. The Managing General Partner and Comcast JOIN Holdings, Inc. share corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

(2) The Venture reimburses its Managing General Partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Venture and its constituent partnerships. Such services, and their related costs, are necessary to the administration of the Venture and its constituent partnerships until they are dissolved. Such costs were charged to other expense on the Venture's Statements of Operations. Reimbursements made by the Venture to its Managing General Partner for administrative expenses during the three month periods ended March 31, 2000 and 1999 (reflecting the Partnership's 24.4 percent interest in the Venture) were $6,048 and 1,248, respectively.

        IDS Cable Corporation (the supervising general partner of the Partnership) may also be reimbursed for certain expenses incurred on behalf of the Venture. There were no reimbursements made to IDS Cable Corporation during the three month periods ended March 31, 2000 and 1999.

(3)  Financial information regarding the Venture is presented below.

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                                         March 31,                December 31,
                                                                           2000                      1999
                                                                    -------------------       -------------------
                            ASSETS
                            ------
Cash                                                                $         3,427,939       $         3,436,939
                                                                    -------------------       -------------------

          Total assets                                              $         3,427,939       $         3,436,939
                                                                    ===================       ===================

                LIABILITIES AND PARTNERS' CAPITAL
                ---------------------------------

Advances from affiliates                                            $         2,039,165       $         2,012,230

Partner's contributed capital                                                57,344,709                57,344,709

Distributions                                                               (51,374,610)              (51,374,610)

Accumulated deficit                                                          (4,581,325)               (4,545,390)
                                                                    -------------------       -------------------

          Total liabilities and partners' capital                   $         3,427,939       $         3,436,939
                                                                    ===================       ===================


                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                                             For the Three Months Ended
                                                                                      March 31,
                                                                    ---------------------------------------------

                                                                           2000                      1999
                                                                    -------------------       -------------------

Interest expense                                                    $                 -       $           (32,040)

Interest income                                                                       -                    49,252

Other, net                                                                      (35,935)                 (365,668)
                                                                    -------------------       -------------------

Net loss                                                            $           (35,935)      $          (348,456)
                                                                    ===================       ===================


    Reimbursements for overhead and administrative expenses paid to the Venture's Managing General Partner totaled $24,788 and $5,114, respectively, for the three months ended March 31, 2000 and 1999.

                     IDS/JONES GROWTH PARTNERS 89-B, LTD.
                     ------------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

        The Partnership owns a 24.4 percent interest in the Venture. The Partnership's investment in the Venture is accounted for under the equity method. The Partnership's investment in the Venture decreased by $8,768, which represents the Partnership's share of losses generated by the Venture during the three months ended March 31, 2000. Neither the Partnership nor the Venture currently own any cable television systems. The Partnership and the Venture are expected to be dissolved in 2000.

RESULTS OF OPERATIONS
---------------------

        Neither the Partnership nor the Venture currently own any cable television systems. The Partnership incurred other expense of $8,127 in the first quarter of 2000, which related to various costs associated with the administration of the Partnership. The Venture incurred other expense of $35,935 in the first quarter of 2000, which related to various costs associated with the administration of the Venture and its constituent partnerships.

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


                                       IDS/JONES GROWTH PARTNERS 89-B, LTD.
                                       BY: JONES CABLE CORPORATION,
                                           its Managing General Partner




                                       By: /S/ Lawrence J. Salva
                                           ----------------------------------
                                           Lawrence J. Salva
                                           Senior Vice President
                                           (Principal Accounting Officer)





Dated:  May 15, 2000