Form 10-Q
period 2000-06-30
IDS JONES GROWTH PARTNERS 89-B LTD
filed 2000-08-11
CIK 849978

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



(Mark One)
[x]     Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended June 30, 2000
                               -------------
[ ]     Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from ________ to __________


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

                                (215) 665-1700
                                --------------
                         Registrant's telephone number



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                          No
    ----                                                            ----

                     IDS/JONES GROWTH PARTNERS 89-B, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                                          June 30,                December 31,
                               ASSETS                                       2000                      1999
                               ------                                -------------------      --------------------
Investment in Cable Television Joint Venture                         $           347,629      $            347,629
                                                                     -------------------      --------------------
          Total assets                                               $           347,629      $            347,629
                                                                     ===================      ====================

                 LIABILITIES AND PARTNERS' CAPITAL
                 ---------------------------------

LIABILITIES:
  Advances from affiliates                                           $            35,702      $             11,352
                                                                     -------------------      --------------------
          Total liabilities                                                       35,702                    11,352
                                                                     -------------------      --------------------

PARTNER'S CAPITAL:
  General Partners-
     Contributed capital                                                             500                       500
     Accumulated deficit                                                            (500)                     (500)
                                                                     -------------------      --------------------
                                                                                       -                         -
                                                                     -------------------      --------------------
Limited Partners-
  Net contributed capital (63,383 units outstanding
    at June 30, 2000 and December 31, 1999)                                   12,623,901                12,623,901
  Distributions                                                              (12,447,247)              (12,447,247)
  Accumulated earnings                                                           135,273                   159,623
                                                                     -------------------      --------------------
                                                                                 311,927                   336,277
                                                                     -------------------      --------------------
          Total liabilities and partners' capital                    $           347,629      $            347,629
                                                                     ===================      ====================


           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                     IDS/JONES GROWTH PARTNERS 89-B, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                       For the Three Months Ended                For the Six Months Ended
                                                                June 30,                                 June 30,
                                                  --------------------------------------   --------------------------------------
                                                        2000                 1999                2000                 1999
                                                  -----------------    -----------------   ------------------   -----------------
OTHER EXPENSE                                     $          (7,455)   $          (8,608)  $          (24,350)  $          (8,608)

EQUITY IN NET INCOME (LOSS) OF
  CABLE TELEVISION JOINT VENTURE                                  -               28,221                    -             (56,802)
                                                  -----------------    -----------------   ------------------   -----------------
NET INCOME (LOSS)                                 $          (7,455)   $          19,613   $          (24,350)  $         (65,410)
                                                  =================    =================   ==================   =================

ALLOCATION OF NET
  INCOME (LOSS):
  General Partners                                $               -    $               -   $                -   $               -
                                                  =================    =================   ==================   =================
  Limited Partners                                $          (7,455)   $          19,613   $          (24,350)  $         (65,410)
                                                  =================    =================   ==================   =================

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                $           (0.11)   $            0.31   $            (0.38)  $           (1.03)
                                                  =================    =================   ==================   =================

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                          63,383               63,383               63,383              63,383
                                                  =================    =================   ==================   =================


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

                     IDS/JONES GROWTH PARTNERS 89-B, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                               For the Six Months Ended
                                                                                       June 30,
                                                                     ---------------------------------------------
                                                                            2000                     1999
                                                                     -------------------      --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $           (24,350)     $            (65,410)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Equity in net loss of Cable Television Joint Venture                             -                    56,802
      Increase in advances from affiliates                                        24,350                     8,608
                                                                     -------------------      --------------------
          Net cash provided by operating activities                                    -                         -
                                                                     -------------------      --------------------

Net change in cash                                                                     -                         -

Cash, beginning of period                                                              -                         -
                                                                     -------------------      --------------------
Cash, end of period                                                  $                 -      $                  -
                                                                     ===================      ====================

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                      $               448      $                  -
                                                                     ===================      ====================


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

                     IDS/JONES GROWTH PARTNERS 89-B, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of IDS/Jones Growth Partners 89-B, Ltd. (the "Partnership") at June 30, 2000 and December 31, 1999, its Statements of Operations for the three and six months ended June 30, 2000 and 1999 and its Statements of Cash Flows for the six month periods ended June 30, 2000 and 1999.

        The Partnership owns a 24.4 percent interest in IDS/Jones Joint Venture Partners (the "Venture") through a capital contribution of $14,008,000 made in 1990. Jones Cable Corporation, a Colorado corporation, is the "Managing General Partner." Neither the Partnership nor the Venture currently own any cable television systems. The Partnership and the Venture are expected to be dissolved in 2000. The Venture intends to distribute all of its cash to its constituent partners prior to its dissolution and the Partnership expects to make a final distribution of its cash on hand to limited partners prior to its dissolution.

        The Partnership's investment in the Venture is accounted for using the equity method. At June 30, 2000 the Partnership had recorded an investment in the Venture of $347,629.

        On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the parent of the Managing General Partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. continued as the surviving corporation of the merger. On July 28, 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc., ("Comcast Cable"), another wholly owned subsidiary of Comcast. The Managing General Partner is now a wholly owned subsidiary of Comcast Cable and, as such, is an indirect wholly owned subsidiary of Comcast. The Managing General Partner and Comcast Cable share corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

(2) The Partnership reimburses its Managing General Partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until it is dissolved. Such costs were charged to other expense on the Partnership's Statements of Operations. Reimbursements made by the Partnership to its Managing General Partner for administrative expenses during the three and six month periods ended June 30, 2000 were $4,543 and $11,264, respectively. Reimbursements by the Venture to its Managing General Partner for administrative expenses during the three and six month periods ended June 30, 1999 were $10,694 and $15,808, respectively, of which $2,609 and $3,857, respectively, were attributed to the Partnership's 24.4 percent interest in the Venture.

        IDS Cable Corporation (the supervising general partner of the Partnership) may also be reimbursed for certain expenses incurred on behalf of the Partnership and the Venture. There were no reimbursements made to IDS Cable Corporation during the three and six month periods ended June 30, 2000 and 1999.

(3)       Financial information regarding the Venture is presented below.

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                                        June 30,                                December 31,
                                                                          2000                                      1999
                                                                   -------------------                       -------------------
                     ASSETS
                     ------
Cash                                                               $         1,433,978                       $         3,436,939
                                                                   -------------------                       -------------------
          Total assets                                             $         1,433,978                       $         3,436,939
                                                                   ===================                       ===================

       LIABILITIES AND PARTNERS' CAPITAL
       ---------------------------------

Advances from affiliates                                           $            40,607                       $         2,012,230

Partner's contributed capital                                               57,344,709                                57,344,709

Distributions                                                              (51,405,948)                              (51,374,610)

Accumulated deficit                                                         (4,545,390)                               (4,545,390)
                                                                   -------------------                       -------------------
          Total liabilities and partner's capital                  $         1,433,978                       $         3,436,939
                                                                   ===================                       ===================

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                      For the Three Months Ended                For the Six Months Ended
                                                               June 30,                                 June 30,
                                                  ------------------------------------    --------------------------------------
                                                      2000                1999                 2000                 1999
                                                  --------------   -------------------    ---------------    -------------------
Interest expense                                  $            -   $           (24,839)   $             -    $           (56,879)

Interest income                                                -                36,939                  -                 86,192

Other, net                                                     -               103,560                  -               (262,109)
                                                  --------------   -------------------    ---------------    -------------------
Net income (loss)                                 $            -   $           115,660    $             -    $          (232,796)
                                                  ==============   ===================    ===============    ===================

       Reimbursements for administrative expenses paid to the Venture's Managing General Partner totaled $10,694 and $15,808, respectively, for the three and six months ended June 30, 1999. No reimbursements for administrative expenses were paid to the Venture's Managing General Partner in 2000.

                     IDS/JONES GROWTH PARTNERS 89-B, LTD.
                     ------------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

FINANCIAL CONDITION
-------------------

        The Partnership owns a 24.4 percent interest in the Venture. The Partnership's investment in the Venture is accounted for under the equity method. Neither the Partnership nor the Venture currently own any cable television systems. The Partnership and the Venture are expected to be dissolved in 2000. The Venture intends to distribute all of its cash to its constituent partners prior to its dissolution and the Partnership expects to make a final distribution of its cash on hand to limited partners prior to its dissolution.

RESULTS OF OPERATIONS
---------------------

        Neither the Partnership nor the Venture currently own any cable television systems. Other expense of $24,350 incurred in the first six months of 2000 related to various costs associated with the administration of the Partnership.

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


                                      IDS/JONES GROWTH PARTNERS 89-B, LTD.
                                      BY:  JONES CABLE CORPORATION,
                                           its Managing General Partner




                                      By:  /S/ Lawrence J. Salva
                                           ---------------------------------
                                           Lawrence J. Salva
                                           Senior Vice President
                                           (Principal Accounting Officer)








Dated:  August 11, 2000