Form 10-Q
period 2000-09-30
IDS JONES GROWTH PARTNERS 89-B LTD
filed 2000-11-14
CIK 849978

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2000
                               ------------------
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________


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

Yes   X                                                                 No _____
    -----

                     IDS/JONES GROWTH PARTNERS 89-B, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------


                                                                       September 30,             December 31,
                               ASSETS                                       2000                     1999
                               ------                                -------------------      --------------------
Cash                                                                 $           331,205      $                  -

Investment in Cable Television Joint Venture                                           -                   347,629
                                                                     -------------------      --------------------

          Total assets                                               $           331,205      $            347,629
                                                                     ===================      ====================


                 LIABILITIES AND PARTNERS' CAPITAL
                 ---------------------------------

LIABILITIES:
  Accrued liabilities                                                $            17,458      $                  -

  Advances from affiliates                                                        12,757                    11,352
                                                                     -------------------      --------------------

          Total liabilities                                                       30,215                    11,352
                                                                     -------------------      --------------------

PARTNER'S CAPITAL:
  General Partners-
     Contributed capital                                                             500                       500
     Accumulated deficit                                                            (500)                     (500)
                                                                     -------------------      --------------------

                                                                                       -                         -
                                                                     -------------------      --------------------

Limited Partners-
  Net contributed capital (63,383 units outstanding
    at September 30, 2000 and December 31, 1999)                              12,623,901                12,623,901
  Distributions                                                              (12,447,247)              (12,447,247)
  Accumulated earnings                                                           124,336                   159,623
                                                                     -------------------      --------------------

                                                                                 300,990                   336,277
                                                                     -------------------      --------------------

          Total liabilities and partners' capital                    $           331,205      $            347,629
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

                     IDS/JONES GROWTH PARTNERS 89-B, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                       For the Three Months Ended                For the Nine Months Ended
                                                              September 30,                            September 30,
                                                  --------------------------------------   --------------------------------------
                                                        2000                 1999                2000                 1999
                                                  -----------------    -----------------   ------------------   -----------------
OTHER INCOME (EXPENSE):
  Interest income                                 $          11,576    $               -   $           11,576   $               -
  Other, net                                                (22,513)              (1,759)             (46,863)            (10,367)
                                                  -----------------    -----------------   ------------------   -----------------

          Total other income (expense), net                 (10,937)              (1,759)             (35,287)            (10,367)
                                                  -----------------    -----------------   ------------------   -----------------

EQUITY IN NET LOSS OF CABLE
  TELEVISION JOINT VENTURE                                        -               (2,324)                   -             (59,126)
                                                  -----------------    -----------------   ------------------   -----------------

NET LOSS                                          $         (10,937)   $          (4,083)  $          (35,287)  $         (69,493)
                                                  =================    =================   ==================   =================

ALLOCATION OF NET LOSS:
  General Partners                                $               -    $               -   $                -   $               -
                                                  =================    =================   ==================   =================

  Limited Partners                                $         (10,937)   $          (4,083)  $          (35,287)  $         (65,493)
                                                  =================    =================   ==================   =================

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                $           (0.18)   $           (0.07)  $            (0.56)  $           (1.10)
                                                  =================    =================   ==================   =================

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                          63,383               63,383               63,383              63,383
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

                     IDS/JONES GROWTH PARTNERS 89-B, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                              For the Nine Months Ended
                                                                                    September 30,
                                                                     ---------------------------------------------
                                                                            2000                     1999
                                                                     -------------------      --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $           (35,287)     $            (69,493)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Equity in net loss of Cable Television Joint Venture                             -                    59,126
      Increase in accrued liabilities                                             17,458                         -
      Increase in advances from affiliates                                         1,405                    10,367
                                                                     -------------------      --------------------

          Net cash used in operating activities                                  (16,424)                        -
                                                                     -------------------      --------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Distribution from Cable Television Joint Venture                               347,629                         -
                                                                     -------------------      --------------------

          Net cash provided by investing activities                              347,629                         -
                                                                     -------------------      --------------------


Increase in cash                                                                 331,205                         -

Cash, beginning of period                                                              -                         -
                                                                     -------------------      --------------------

Cash, end of period                                                  $           331,205      $                  -
                                                                     ===================      ====================

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                      $               448      $                  -
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

                     IDS/JONES GROWTH PARTNERS 89-B, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of IDS/Jones Growth Partners 89-B, Ltd. (the "Partnership") at September 30, 2000 and December 31, 1999, its Statements of Operations for the three and nine months ended September 30, 2000 and 1999 and its Statements of Cash Flows for the nine month periods ended September 30, 2000 and 1999.

        The Partnership owns a 24.4 percent interest in IDS/Jones Joint Venture Partners (the "Venture") through a capital contribution of $14,008,000 made in 1990. Jones Cable Corporation, a Colorado corporation, is the "Managing General Partner." Neither the Partnership nor the Venture currently own any cable television systems. The Partnership's investment in the Venture is accounted for using the equity method. The Venture has distributed or will distribute its remaining cash to its constituent partners in the third and fourth quarters of 2000. The Partnership's only current asset is cash on hand. It is anticipated that the Partnership and the Venture will be fully liquidated and dissolved by December 31, 2000.

        Prior to its dissolution, the Partnership will accrue funds to cover its remaining administrative costs. All cash remaining after such accrual is made will be distributed to the Partnership's partners pursuant to the distribution procedures established by the Partnership's limited partnership agreement. It is expected that all limited partners will receive final distribution checks from the Partnership before the end of December 2000.

        On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the parent of the Managing General Partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. continued as the surviving corporation of the merger. On August 1, 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc., ("Comcast Cable"), another wholly owned subsidiary of Comcast. The Managing General Partner is now a wholly owned subsidiary of Comcast Cable and, as such, is an indirect wholly owned subsidiary of Comcast. The Managing General Partner and Comcast Cable share corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

(2) The Partnership reimburses its Managing General Partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until it is dissolved. Such costs were charged to other expense on the Partnership's Statements of Operations. Reimbursements made by the Partnership to its Managing General Partner for administrative expenses during the three and nine month periods ended September 30, 2000 were $4,006 and $15,270, respectively. Reimbursements by the Venture to its Managing General Partner for administrative expenses during the three and nine month periods ended September 30, 1999 were $10,953 and $26,761, respectively, of which $2,673 and $6,530, respectively, were attributed to the Partnership's 24.4 percent interest in the Venture.

        IDS Cable Corporation (the supervising general partner of the Partnership) may also be reimbursed for certain expenses incurred on behalf of the Partnership and the Venture. There were no reimbursements made to IDS Cable Corporation during the three and nine month periods ended September 30, 2000 and 1999.

(3)  Financial information regarding the Venture is presented below.

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                                     September 30,                              December 31,
                                                                          2000                                      1999
                                                                   -------------------                       -------------------
                     ASSETS
                     ------
Cash                                                               $                 -                       $         3,436,939
                                                                   -------------------                       -------------------

          Total assets                                             $                 -                       $         3,436,939
                                                                   ===================                       ===================

       LIABILITIES AND PARTNERS' CAPITAL
       ---------------------------------

Advances from affiliates                                           $                 -                       $         2,012,230

Partner's contributed capital                                               57,344,709                                57,344,709

Distributions                                                              (52,799,319)                              (51,374,610)

Accumulated deficit                                                         (4,545,390)                               (4,545,390)
                                                                   -------------------                       -------------------

          Total liabilities and partner's capital                  $                 -                       $         3,436,939
                                                                   ===================                       ===================


                                              UNAUDITED STATEMENTS OF OPERATIONS
                                              ----------------------------------

                                                      For the Three Months Ended                For the Nine Months Ended
                                                             September 30,                            September 30,
                                                  ------------------------------------    --------------------------------------
                                                      2000                1999                 2000                 1999
                                                  --------------   -------------------    ---------------    -------------------

Interest expense                                  $            -   $           (33,987)   $             -    $           (90,866)

Interest income                                                -                36,939                  -                123,131

Other, net                                                     -               (12,477)                 -               (274,586)
                                                  --------------   -------------------    ---------------    -------------------

Net loss                                          $            -   $            (9,525)   $             -    $          (242,321)
                                                  ==============   ===================    ===============    ===================

     Reimbursements for administrative expenses paid to the Venture's Managing General Partner totaled $10,953 and $26,761, respectively, for the three and nine months ended September 30, 1999. No reimbursements for administrative expenses were paid to the Venture's Managing General Partner in 2000.

                     IDS/JONES GROWTH PARTNERS 89-B, LTD.
                     ------------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

FINANCIAL CONDITION
-------------------

        The Partnership owns a 24.4 percent interest in the Venture. Neither the Partnership nor the Venture currently own any cable television systems. The Partnership's investment in the Venture is accounted for under the equity method. The Venture has distributed or will distribute its remaining cash to its constituent partners in the third and fourth quarters of 2000. The Partnership's only current asset is cash on hand. It is anticipated that the Partnership and the Venture will be fully liquidated and dissolved by December 31, 2000.

        Prior to its dissolution, the Partnership will accrue funds to cover its remaining administrative costs. All cash remaining after such accrual is made will be distributed to the Partnership's partners pursuant to the distribution procedures established by the Partnership's limited partnership agreement. It is expected that all limited partners will receive final distribution checks from the Partnership before the end of December 2000.

        The Partnership's current and periodic reporting obligations under the Securities Exchange Act of 1934, as amended, and the Partnership's quarterly and annual reporting obligations under Section 3.7 of the Partnership's limited partnership agreement will cease upon the Partnership's termination. As a result, it is expected that this quarterly report on SEC Form 10-Q for the quarter ended September 30, 2000 will be the Partnership's final detailed financial report to limited partners.

        During the first quarter of 2001, the Managing General Partner will deliver final tax reports on Form 1065, Schedule K-1 to all limited partners of record as of the date of the Partnership's dissolution. If, as expected, the Partnership is dissolved before the end of 2000, the Partnership and its partners will have no tax reporting obligations beyond the taxable year 2000.


RESULTS OF OPERATIONS
---------------------

        Neither the Partnership nor the Venture currently own any cable television systems. Other expense of $46,863 incurred in the first nine months of 2000 related to various costs associated with the administration and liquidation of the Partnership.

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


                                        IDS/JONES GROWTH PARTNERS 89-B, LTD.
                                        BY:  JONES CABLE CORPORATION,
                                             its Managing General Partner




                                        By:  /S/ Lawrence J. Salva
                                             -----------------------------------
                                             Lawrence J. Salva
                                             Senior Vice President
                                             (Principal Accounting Officer)





Dated:  November 14, 2000